Form 10-Q
period 2024-07-31
Rubrik, Inc.
filed 2024-09-12
CIK 1943896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
or
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
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 31, 2024, Rubrik Inc. had 69,118,119 shares of Class A common stock outstanding, and 112,535,092 shares of Class B common stock outstanding.

Rubrik, Inc.
FORM 10-Q
For the Fiscal Quarter Ended July 31, 2024

Rubrik, Inc.	Q2 2025 Form 10-Q	2

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

Rubrik, Inc.	Q2 2025 Form 10-Q	3

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
•We have a limited operating history, particularly with respect to our offering of Rubrik Security Cloud, which makes it difficult to forecast our future results of operations.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Rubrik, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	July 31,	January 31,
	2024	2024
Assets
Current assets
Cash and cash equivalents	$142,349	$130,031
Short-term investments	458,992	149,220
Accounts receivable, net of allowances of $349 and $247	138,201	133,544
Deferred commissions	83,520	72,057
Prepaid expenses and other current assets	65,928	63,861
Total current assets	888,990	548,713
Property and equipment, net	46,204	47,873
Deferred commissions, noncurrent	130,077	113,814
Goodwill	100,343	100,343
Other assets, noncurrent	52,590	62,867
Total assets	$1,218,204	$873,610
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities
Accounts payable	$10,285	$6,867
Accrued expenses and other current liabilities	140,299	122,934
Deferred revenue	626,131	526,480
Total current liabilities	776,715	656,281
Deferred revenue, noncurrent	575,404	579,781
Other liabilities, noncurrent	58,575	55,050
Debt, noncurrent	306,804	287,042
Total liabilities	1,717,498	1,578,154
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.000025 par value – zero and 74,182,559 shares authorized as of July 31, 2024 and January 31, 2024, respectively; zero and 74,182,559 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively; liquidation preference of zero and $715,100 as of July 31, 2024 and January 31, 2024, respectively	—	714,713
Stockholders’ deficit
Preferred stock, $0.000025 par value – 20,000,000 and zero shares authorized as of July 31, 2024 and January 31, 2024, respectively; zero shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	—	—
Common stock, $0.000025 par value – zero and 203,935,682 shares authorized as of July 31, 2024 and January 31, 2024, respectively; zero and 55,862,729 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	—	1
Convertible founders stock, $0.000125 par value – zero and 5,400,000 shares authorized as of July 31, 2024 and January 31, 2024, respectively; zero and 5,400,000 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	—	—
Class A common stock, $0.000025 par value – 1,070,000,000 and zero shares authorized as of July 31, 2024 and January 31, 2024, respectively; 62,093,823 and zero shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	1	—
Class B common stock, $0.000025 par value – 210,000,000 and zero shares authorized as of July 31, 2024 and January 31, 2024, respectively; 119,328,995 and zero shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	3	—
Additional paid-in capital	2,093,874	265,494
Accumulated other comprehensive loss	(1,638)	(2,239)
Accumulated deficit	(2,591,534)	(1,682,513)
Total stockholders’ deficit	(499,294)	(1,419,257)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$1,218,204	$873,610
The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubrik, Inc.	Q2 2025 Form 10-Q	5

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue
Subscription	$191,315	$127,456	$363,510	$235,854
Maintenance	5,018	10,594	10,685	22,882
Other	8,618	13,485	18,071	28,539
Total revenue	204,951	151,535	392,266	287,275

Cost of revenue
Subscription	45,795	23,204	119,520	44,841
Maintenance	1,040	1,749	4,649	4,020
Other	8,333	10,437	26,978	22,420
Total cost of revenue	55,168	35,390	151,147	71,281

Gross profit	149,783	116,145	241,119	215,994
Operating expenses
Research and development	86,228	49,762	371,607	96,028
Sales and marketing	167,927	117,615	547,256	232,977
General and administrative	63,921	22,288	215,386	45,105
Total operating expenses	318,076	189,665	1,134,249	374,110

Loss from operations	(168,293)	(73,520)	(893,130)	(158,116)
Interest income	7,278	2,745	10,220	5,362
Interest expense	(10,245)	(6,173)	(20,869)	(11,705)
Other income (expense), net	(1,450)	(1,124)	(2,073)	(1,678)
Loss before income taxes	(172,710)	(78,072)	(905,852)	(166,137)
Income tax expense	4,220	3,049	3,169	4,257
Net loss	$(176,930)	$(81,121)	$(909,021)	$(170,394)
Net loss per share attributable to common shareholders, basic and diluted	$(0.98)	$(1.35)	$(7.42)	$(2.83)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	179,851	60,296	122,460	60,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubrik, Inc.	Q2 2025 Form 10-Q	6

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net loss	$(176,930)	$(81,121)	$(909,021)	$(170,394)
Foreign currency translation adjustment, net of tax	886	366	397	879
Unrealized gain (loss) on available-for-sale securities, net of tax	380	(73)	204	33
Total other comprehensive income (loss), net of tax	1,266	293	601	912
Comprehensive loss	$(175,664)	$(80,828)	$(908,420)	$(169,482)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubrik, Inc.	Q2 2025 Form 10-Q	7

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)
(unaudited)

	Three Months Ended July 31, 2024
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount
Balances as of April 30, 2024	—	$—	176,589,546	$4	$1,902,906	$(2,904)	$(2,414,604)	$(514,598)
Issuance of common stock upon underwriters' exercise of over-allotment option, net of underwriting discounts and commissions, and offering costs	—	—	3,472,252	—	105,124	—	—	105,124
Issuance of common stock upon exercise of stock options	—	—	38,863	—	100	—	—	100
Issuance of common stock upon settlement of restricted stock awards and restricted stock units	—	—	1,322,157	—	(20,994)	—	—	(20,994)
Stock-based compensation	—	—	—	—	106,738	—	—	106,738
Other comprehensive income (loss)	—	—	—	—	—	1,266	—	1,266
Net loss	—	—	—	—	—	—	(176,930)	(176,930)
Balances as of July 31, 2024	—	$—	181,422,818	$4	$2,093,874	$(1,638)	$(2,591,534)	$(499,294)

	Three Months Ended July 31, 2023
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount
Balances as of April 30, 2023	74,182,559	$714,713	60,222,286	$1	$243,728	$(682)	$(1,417,628)	$(1,174,581)
Issuance of common stock upon exercise of stock options	—	—	330,089	—	977	—	—	977
Stock-based compensation	—	—	—	—	1,204	—	—	1,204
Other comprehensive income (loss)	—	—	—	—	—	293	—	293
Net loss	—	—	—	—	—	—	(81,121)	(81,121)
Balances as of July 31, 2023	74,182,559	$714,713	60,552,375	$1	$245,909	$(389)	$(1,498,749)	$(1,253,228)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubrik, Inc.	Q2 2025 Form 10-Q	8

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT (CONTINUED)
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 31, 2024
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount
Balances as of January 31, 2024	74,182,559	$714,713	61,262,729	$1	$265,494	$(2,239)	$(1,682,513)	$(1,419,257)
Conversion of redeemable convertible preferred stock and founder stock to common stock upon initial public offering	(74,182,559)	(714,713)	74,182,559	2	714,711	—	—	714,713
Issuance of common stock upon initial public offering and underwriters' exercise of over-allotment option, net of underwriting discounts and commissions, and offering costs	—	—	26,972,252	1	805,134	—	—	805,135
Issuance of common stock upon exercise of stock options	—	—	680,400	—	3,718	—	—	3,718
Issuance of common stock upon settlement of restricted stock awards and restricted stock units	—	—	18,324,878	—	(432,512)	—	—	(432,512)
Stock-based compensation	—	—	—	—	737,329	—	—	737,329
Other comprehensive income (loss)	—	—	—	—	—	601	—	601
Net loss	—	—	—	—	—	—	(909,021)	(909,021)
Balances as of July 31, 2024	—	$—	181,422,818	$4	$2,093,874	$(1,638)	$(2,591,534)	$(499,294)

	Six Months Ended July 31, 2023
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount
Balances as of January 31, 2023	74,182,559	$714,713	59,878,717	$1	$242,326	$(1,301)	$(1,328,355)	$(1,087,329)
Issuance of common stock upon exercise of stock options	—	—	673,658	—	1,951	—	—	1,951
Stock-based compensation	—	—	—	—	1,632	—	—	1,632
Other comprehensive income (loss)	—	—	—	—	—	912	—	912
Net loss	—	—	—	—	—	—	(170,394)	(170,394)
Balances as of July 31, 2023	74,182,559	$714,713	60,552,375	$1	$245,909	$(389)	$(1,498,749)	$(1,253,228)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubrik, Inc.	Q2 2025 Form 10-Q	9

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(909,021)	$(170,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,144	11,562
Stock-based compensation	735,348	1,632
Amortization of deferred commissions	42,433	36,070
Non-cash interest	19,155	6,028
Deferred income taxes	1,409	1,600
Other	(1,492)	(718)
Changes in operating assets and liabilities:
Accounts receivable	(4,829)	(929)
Deferred commissions	(70,159)	(55,577)
Prepaid expenses and other assets	(3,347)	17,119
Accounts payable	4,873	(285)
Accrued expenses and other liabilities	17,748	(25,439)
Deferred revenue	95,274	155,126
Net cash used in operating activities	(58,464)	(24,205)
Cash flows from investing activities:
Purchases of property and equipment	(6,227)	(7,867)
Capitalized internal-use software	(4,444)	(4,622)
Purchases of investments	(449,323)	(149,836)
Sale of investments	27,978	7,503
Maturities of investments	116,555	132,604
Net cash used in investing activities	(315,461)	(22,218)
Cash flows from financing activities:
Proceeds from initial public offering and underwriters' exercise of over-allotment option, net of underwriting discounts and commissions	815,209	—
Taxes paid related to net share settlement of equity awards	(430,300)	—
Proceeds from exercise of stock options	3,718	1,951
Payments for deferred offering costs, net	(3,545)	(1,225)
Payments for debt discount costs	(475)	—
Payments for debt issuance costs	(233)	—
Net cash provided by financing activities	384,374	726
Effect of exchange rate on cash, cash equivalents, and restricted cash	397	879
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,846	(44,818)
Cash, cash equivalents, and restricted cash, beginning of year	137,059	140,606
Cash, cash equivalents, and restricted cash, end of year	$147,905	$95,788
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$4,706	$2,643
Cash paid for interest	247	—
Non-cash investing and financing activities:
Transfers of inventory to property and equipment	66	569
Property and equipment received, included in payables and accrued but not paid	274	316
Stock-based compensation capitalized in internal-use software	1,863	—
Deferred offering costs accrued but not paid	—	591
The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubrik, Inc.	Q2 2025 Form 10-Q	10

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
In May 2024, the underwriters exercised their option to purchase an additional 3,472,252 shares of Class A common stock at the IPO Price of $32.00 per share. The Company received net proceeds of approximately $105.1 million after deducting underwriters’ discounts and commissions, as well as offering costs.
Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Fiscal Year
The Company's fiscal year ends on January 31. For example, references to fiscal 2025 and 2024 refer to the fiscal years ending January 31, 2025 and January 31, 2024, respectively.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements and notes include the Company and its wholly-owned subsidiaries and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus dated April 24, 2024 and filed with the SEC pursuant to Rule 424(b)(4) on April 26, 2024 ("Final Prospectus").

Rubrik, Inc.	Q2 2025 Form 10-Q	11

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the estimation of standalone selling prices for performance obligations, the estimates for material rights, the application of a portfolio approach for capitalization of deferred commissions, the determination of the period of benefit for deferred commissions, the determination of fair value of the Company’s common stock prior to the completion of the IPO, the valuation of stock-based awards, the valuation and assessment of recoverability of intangible assets and their estimated useful lives, the assessment of goodwill impairment, the incremental borrowing rate used to value operating lease liabilities, the valuation of deferred income tax assets and uncertain tax positions, and contingencies. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. Actual results could differ materially from these estimates.
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
SaaS subscriptions include standalone sales of SaaS subscription products as well as sales of Rubrik Security Cloud (“RSC”). RSC is a fully-hosted subscription in the case of protection of cloud, SaaS, and unstructured data applications. When RSC is securing enterprise applications, it is a hybrid cloud subscription which includes software hosted from the cloud (as a service) and on-premise software licenses. RSC is accounted for as a single performance obligation because the software hosted from the cloud (as a service) and the on-premise software licenses are not separately identifiable and serve together to fulfill the Company’s promise to RSC customers, which is to provide a single, unified data security solution. The Company’s subscription capabilities are primarily sold as editions which bundle multiple products and include the Foundation Edition, Business Edition, Enterprise Edition, and Enterprise Proactive Edition. Subscription revenue related to SaaS is recognized ratably over the subscription period.

Rubrik, Inc.	Q2 2025 Form 10-Q	12

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

Rubrik, Inc.	Q2 2025 Form 10-Q	13

Timing of revenue recognition (in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Subscription revenue
Products and services transferred over time	$176,161	$98,853	$334,181	$180,502
Products and services transferred at a point in time	15,154	28,603	29,329	55,352
Maintenance revenue
Products and services transferred over time	5,018	10,594	10,685	22,882
Other revenue
Products and services transferred over time	7,095	7,907	14,495	15,604
Products and services transferred at a point in time	1,523	5,578	3,576	12,935
Total revenue	$204,951	$151,535	$392,266	$287,275
Contract assets
The Company invoices its customers in accordance with contractual billing terms established in each contract. As the Company performs under customer contracts, its right to consideration that is unconditional is classified as accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenue the Company has recognized in excess of the amount it has billed to the customer is classified as a contract asset. Contract assets are included in prepaid expenses and other current assets and other assets, noncurrent in the condensed consolidated balance sheets. There were $8.5 million and $9.0 million of contract assets as of July 31, 2024 and January 31, 2024, respectively. The decrease is due to a decrease in certain contracts with customers where the timing of revenue recognition differs from the timing of invoicing to the customers. The current and noncurrent contract assets balances as of July 31, 2024 were $5.2 million and $3.3 million, respectively, and as of January 31, 2024 were $6.4 million and $2.6 million, respectively.
Deferred revenue
Deferred revenue, which are contract liabilities, are amounts received or due from customers in advance of the Company’s performance. The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year of the condensed consolidated balance sheet date. The Company invoices customers upfront for the majority of contracts, and the increase in the Company’s deferred revenue corresponds to an increase in revenue contracts that include SaaS and support in which the Company satisfies its performance obligations typically over the contractual service period. During the three and six months ended July 31, 2024, the Company recognized revenue of approximately $170.4 million and $290.0 million, respectively, pertaining to amounts deferred as of April 30, 2024 and January 31, 2024, respectively.
Transaction price allocated to the remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue for contracts that have been invoiced and will be recognized as revenue in future periods.
As of July 31, 2024, total remaining non-cancellable performance obligations under the Company’s contracts with customers was approximately $1,513.0 million. The Company expects to recognize 48% of this amount as revenue over the next 12 months, with the remaining balance to be recognized as revenue thereafter.
Concentration of Risk
Credit risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are primarily held in two financial institutions and, at times, may exceed federally insured limits. The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. The Company has not experienced any credit losses as of July 31, 2024.

Rubrik, Inc.	Q2 2025 Form 10-Q	14

Concentration of revenue and accounts receivable
The following customers individually accounted for 10% or more of total revenue and 10% or more of accounts receivable, net:

	Revenue		Revenue		Accounts Receivable, Net
	Three Months Ended July 31,		Six Months Ended July 31,		July 31,	January 31,
	2024	2023	2024	2023	2024	2024
Partner A	30%	31%	30%	30%	31%	44%
Partner B	34%	36%	35%	35%	25%	25%
Partner C	11%	10%	10%	11%	*	*
Partner D	*	*	*	*	13%	*
* Less than 10%
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
Recently Announced Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company is assessing the timing and impact of adopting this standard.
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
Note 3 – Revenue by Geography
The geographic regions are the Americas, EMEA (Europe, the Middle East, and Africa) and APAC (Asia Pacific). The Company operates as one segment. The following table sets forth revenue by geographic area based on ship to address (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Americas	$146,912	$108,268	$281,435	$199,953
EMEA	50,633	37,354	96,090	75,876
APAC	7,406	5,913	14,741	11,446
Total revenue	$204,951	$151,535	$392,266	$287,275
For the three months ended July 31, 2024 and 2023, United States accounted for $141.3 million and $104.8 million, respectively, or 69% and 69%, respectively, of consolidated total revenue. For the six months ended July 31, 2024 and 2023, United States accounted for $270.5 million and $193.6 million, respectively, or 69% and 67%, respectively, of consolidated total revenue.

Rubrik, Inc.	Q2 2025 Form 10-Q	15

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
Pro forma results of operations for the business combination have not been presented, as they were not material to the condensed consolidated statements of operations. Acquisition-related costs for the business combination were expensed as incurred within general and administrative expense in the condensed consolidated statements of operations and were not material.
The Company recognized $0.9 million and zero amortization expense in acquired intangible assets for the three months ended July 31, 2024 and 2023, respectively, and $1.8 million and zero for the six months ended July 31, 2024 and 2023, respectively.
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
The Company did not have any level 3 investments as of July 31, 2024 and January 31, 2024. The following table summarizes the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value by significant investment category reported as cash and cash equivalents or short-term investments (in thousands):

					Reported as
July 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$64,905	$—	$—	$64,905	$64,905	$—
Level 1:
Money market funds	29,648	—	—	29,648	29,648	—
U.S. Treasuries	238,437	265	(14)	238,688	—	238,688
Subtotal	268,085	265	(14)	268,336	29,648	238,688
Level 2:
Commercial paper	178,964	6	(25)	178,945	47,796	131,149
Corporate bonds	75,981	80	(7)	76,054	—	76,054
U.S. government agencies	$13,101	$—	$—	$13,101	$—	$13,101
Subtotal	$268,046	$86	$(32)	$268,100	$47,796	$220,304
Total	$601,036	$351	$(46)	$601,341	$142,349	$458,992

Rubrik, Inc.	Q2 2025 Form 10-Q	16

					Reported as
January 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$72,420	$—	$—	$72,420	$72,420	$—
Level 1:
Money market funds	47,696	—	—	47,696	47,696	—
U.S. Treasuries	86,429	70	(13)	86,486	—	86,486
Subtotal	134,125	70	(13)	134,182	47,696	86,486
Level 2:
Commercial paper	33,019	3	(3)	33,019	9,915	23,104
Corporate bonds	17,883	30	(3)	17,910	—	17,910
U.S. government agencies	$21,703	$27	$(10)	$21,720	$—	$21,720
Subtotal	$72,605	$60	$(16)	$72,649	$9,915	$62,734
Total	$279,150	$130	$(29)	$279,251	$130,031	$149,220
The following table summarizes the estimated fair value of the Company’s investments by their remaining contractual maturity dates (in thousands):

July 31, 2024
Due within one year	$411,506
Due between one to two years	47,486
Total	$458,992
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis, and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for its short-term investments there were no material credit or non-credit related impairments as of July 31, 2024 and January 31, 2024.
Note 6 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31,	January 31,
	2024	2024
Prepaid expenses	$51,361	$44,721
Inventory, net	4,244	4,807
Contract assets, current	5,204	6,356
Other current assets	5,119	7,977
Total prepaid expenses and other current assets	$65,928	$63,861

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31,	January 31,
	2024	2024
Equipment	$70,571	$91,645
Capitalized internal-use software	27,498	21,191
Leasehold improvements	12,584	12,350
Furniture and fixtures	4,371	4,150
Total property and equipment, gross	115,024	129,336
Less: accumulated depreciation and amortization	(68,820)	(81,463)
Total property and equipment, net	$46,204	$47,873

Rubrik, Inc.	Q2 2025 Form 10-Q	17

Depreciation expense related to the Company’s property and equipment, which did not include amortization expense related to capitalized internal-use software, was $4.3 million and $4.2 million for the three months ended July 31, 2024 and 2023, respectively, and $8.8 million and $8.2 million for the six months ended July 31, 2024 and 2023, respectively.
Amortization expense relating to capitalized internal-use software was $1.7 million and $1.8 million for the three months ended July 31, 2024 and 2023, respectively, and $3.5 million and $3.4 million for the six months ended July 31, 2024 and 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31,	January 31,
	2024	2024
Accrued expenses	$36,375	$41,773
Accrued bonuses	24,978	31,212
Accrued sales commissions	32,641	18,859
Accrued payroll-related expenses, taxes, and benefits	35,707	20,197
Operating lease liabilities	10,105	10,461
Other	493	432
Total accrued expenses and other current liabilities	$140,299	$122,934
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

Rubrik, Inc.	Q2 2025 Form 10-Q	18

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
Under the Amended Delayed Draw Term Loan, the Company borrowed $9.5 million and $6.0 million for the three months ended July 31, 2024 and 2023, respectively, and $19.2 million and $6.0 million for the six months ended July 31, 2024 and 2023, respectively.
As of July 31, 2024 and January 31, 2024, the Company was in compliance with all of its debt covenants.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	19

Note 8 – Commitments and Contingencies
Purchase Commitments
As of July 31, 2024, there were no significant changes outside the ordinary course of business to the Company's commitments and purchase obligations since January 31, 2024.
Litigation
From time to time, the Company receives inquiries and/or claims or is involved in legal disputes and/or matters. In the opinion of management, any liabilities resulting from these claims will not have a material adverse effect on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, or condensed consolidated statements of cash flows.
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
Note 9 – Redeemable Convertible Preferred Stock
Immediately prior to the closing of the IPO, all 74,182,559 shares of the Company's redeemable convertible preferred stock outstanding were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis, and their carrying value of $714.7 million was reclassified into stockholders' equity. As of July 31, 2024, there were no shares of redeemable convertible preferred stock issued and outstanding.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	20

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
Immediately prior to the closing of the IPO, all 5,400,000 shares of the Company’s convertible founder stock outstanding were automatically converted into an equal number of shares of Class B common stock. As of July 31, 2024, there were no shares of convertible founder stock issued and outstanding.
Equity Incentive Plan
In January 2014, the Company adopted the 2014 Stock Option and Grant Plan, as amended (the “2014 Plan”). The 2014 Plan permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, or RSU awards based on, or related to, shares of the Company’s common stock. The 2014 Plan was terminated in April 2024 in connection with the IPO, but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2014 Plan. No further equity awards will be granted under the 2014 Plan. With the establishment of the 2024 Equity Incentive Plan (the “2024 Plan”), upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding equity awards granted under the 2014 Plan, an equal number of shares of Class A common stock will become available for grant under the 2024 Plan. As of July 31, 2024, 36,650,654 shares of Class B common stock granted under the 2014 Plan remain outstanding.
In March 2024, the Company's board of directors adopted, and in April 2024, the Company's stockholders approved, the 2024 Plan, which became effective in connection with the Company’s IPO. The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance-based awards, and other forms of awards to employees, non-employee directors and consultants, and employees and consultants of the Company's affiliates. A total of 46,073,027 shares of the Company’s Class A common stock have been reserved for future issuance under the 2024 Plan in addition to (i) shares underlying outstanding equity awards granted under the 2014 Plan that expire, or are forfeited, cancelled, or reacquired, as described above, and (ii) any automatic increases in the number of shares of Class A common stock reserved for future issuance under this plan. As of July 31, 2024, 60,704,198 shares were available for future issuance under the 2024 Plan.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	21

A summary of the stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2024	3,185,020	$6.23	4.2	$71,347
Granted	8,000,000	32.00
Exercised	(680,400)	5.46		17,800
Cancelled	(18,226)	17.84
Outstanding as of July 31, 2024	10,486,394	$25.92	8.3	$118,297
Vested and exercisable as of July 31, 2024	2,402,223	$5.88	3.4	$75,249
There were no options with only a service-based vesting condition granted during the six months ended July 31, 2024 and 2023.
The intrinsic value of the options exercised represents the difference between the estimated fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.
As of July 31, 2024, there was approximately $125.7 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.7 years.
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

Tranche	Target Stock Value	Number of Stock Options Eligible to Vest	Option Valuation Expiration Date
1	$42.88	666,667	Fifth anniversary of the Company's IPO
2	$53.76	666,667
3	$64.64	666,667
4	$75.52	666,667
5	$86.40	666,667	Seventh anniversary of the Company's IPO
6	$96.96	666,667
7	$107.84	666,667
8	$118.72	666,667
9	$161.92	1,333,332
10	$242.88	1,333,332

Rubrik, Inc.	Q2 2025 Form 10-Q	22

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
A summary of the RSU activity and related information is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2024	50,191,670	$16.09
Granted	9,701,165	30.64
Vested	(32,231,594)	13.84
Forfeited	(1,579,800)	21.81
Unvested as of July 31, 2024	26,081,441	$23.85
Vested and not yet released	400,811	13.28
Outstanding as of July 31, 2024	26,482,252	$23.69
In February 2024, we modified an existing service- performance-, and market-based condition equity award of 1,158,082 RSUs by extending the expiration date from May 2, 2025 to May 2, 2028. The performance-based condition related to the occurrence of a qualifying event was satisfied at the completion of the Company's IPO. The total incremental fair value resulting from the modification was $24.1 million and the total stock-based compensation expense of the equity award of $30.4 million is recorded over the requisite service period. For the six months ended July 31, 2024, the Company recognized $20.3 million of stock-based compensation expense for this equity award.
For the six months ended July 31, 2024 and 2023, the total grant date fair value of vested RSUs was $446.0 million and zero, respectively.
As of July 31, 2024, there was approximately $376.8 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
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
The 2024 ESPP allows eligible employees to purchase shares of Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2024 ESPP provides for 24-month offering periods beginning March 21 and September 21 of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began April 24, 2024, and will end on March 20, 2026.

Rubrik, Inc.	Q2 2025 Form 10-Q	23

On each purchase date, eligible employees will purchase Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date, or (2) the fair market value of the Class A common stock on the purchase date. For the first offering period, which began on April 24, 2024, the fair market value of the Class A common stock on the offering date was $32.00, the price at which the Company's common stock was first sold to the public in the IPO, as specified in the final prospectus filed with the SEC on April 26, 2024, pursuant to Rule 424(b). As of July 31, 2024, no shares of the Company's Class A common stock have been purchased under the ESPP.
No stock-based compensation expense related to the ESPP was recognized during the three months ended April 30, 2024 as the grant date of the Company’s first ESPP offering was in May 2024. The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

Three and Six Months Ended
July 31, 2024
Expected term (in years)	0.4 - 1.9
Expected volatility	56.6% - 71.7%
Risk-free interest rate	4.8% - 5.4%
Dividend yield	—
These assumptions and estimates were determined in accordance with the Company’s stock-based compensation expense policy within Note 2, Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company’s Final Prospectus except as follows:
•Fair Value of common stock – After the completion of the Company’s IPO, the fair value of each share of the underlying common stock is based on the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of the grant.
•Expected term – The ESPP purchase is made every six months during the 24-months offering period and the expected term coincides with the length of each purchase period.
As of July 31, 2024, there was approximately $22.5 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 1.1 years.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cost of revenue
Subscription	$5,481	$2	$40,674	$4
Maintenance	284	—	2,743	—
Other	1,281	3	12,528	6
Research and development	28,325	636	252,474	803
Sales and marketing	34,255	563	274,143	762
General and administrative	35,392	—	152,786	57
Total stock-based compensation expense	$105,018	$1,204	$735,348	$1,632
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

Rubrik, Inc.	Q2 2025 Form 10-Q	24

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,
	2024		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(55,630)	$(121,300)	$—	$(81,121)
Denominator:
Weighted-average common stock shares used in computing net loss per share, basic and diluted	56,548	123,303	—	54,896
Weighted-average founders stock shares used in computing net loss per share, basic and diluted	—	—	—	5,400
Net loss per common stock share, basic and diluted	$(0.98)	$(0.98)	$—	$(1.35)
Net loss per founders stock share, basic and diluted	$—	$—	$—	$(1.35)

	Six Months Ended July 31,
	2024		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(218,941)	$(690,080)	$—	$(170,394)
Denominator:
Weighted-average common stock shares used in computing net loss per share, basic and diluted	29,495	92,965	—	54,721
Weighted-average founders stock shares used in computing net loss per share, basic and diluted	—	—	—	5,400
Net loss per common stock share, basic and diluted	$(7.42)	$(7.42)	$—	$(2.83)
Net loss per founders stock share, basic and diluted	$—	$—	$—	$(2.83)
The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Redeemable convertible preferred stock	—	74,183	—	74,183
Issued and outstanding common stock options	10,486	3,408	10,486	3,408
Unvested RSUs issued and outstanding	26,081	47,650	26,081	47,650
Total	36,567	125,241	36,567	125,241
Note 12 – Income Taxes
The Company recorded a tax expense of $4.2 million and $3.0 million for the three months ended July 31, 2024 and 2023, respectively, and $3.2 million and $4.3 million for the six months ended July 31, 2024 and 2023, respectively. For the three months ended July 31, 2024 and 2023, the income tax provision consisted of taxes on the income of the Company's foreign subsidiaries, foreign withholding taxes, and U.S. state taxes. For the six months ended July 31, 2024, the income tax provision consisted of a U.S. federal & state tax benefit as a result of several of the Company's foreign subsidiaries making an election in the current year to be treated as U.S. branches for federal income tax purposes effective in fiscal year ended January 31, 2024, partially offset by taxes on the income of the Company’s foreign subsidiaries, foreign withholding taxes, and U.S. state taxes. For the six months ended July 31, 2023, the income tax provision consisted of taxes on the income of the Company's foreign subsidiaries, foreign withholding taxes, and U.S. state taxes.

Rubrik, Inc.	Q2 2025 Form 10-Q	25

As of July 31, 2024, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Rubrik, Inc.	Q2 2025 Form 10-Q	26

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
We began transitioning customers from our legacy CDM capabilities to RSC, which is offered on a subscription basis, in fiscal 2023. As part of this business transition, we began transitioning the sale of Rubrik-branded Appliances from us to our contract manufacturers and stopped offering the Refresh Rights as part of our subscription offerings. In lieu of the outstanding Refresh Rights, upon qualification, we offer Subscription Credits, with an associated expiration date, which, when utilized, are an offset against Subscription ARR and revenue. As of the end of fiscal 2024, RSC represented a majority of our total revenue.
We recognize revenue from the sales of our RSC platform (excluding RSC-Private) ratably over the term of the subscription. We recognize a portion of revenue from sales of RSC-Private upon delivery and the remainder ratably over the term of the subscription. The majority of sales of our subscriptions are for three-year terms with upfront payment, and renewals are typically for one-year terms.

Rubrik, Inc.	Q2 2025 Form 10-Q	27

We expect new and existing customers to increasingly adopt RSC. Our new customers have generally been rapidly adopting the RSC platform. We are actively migrating our existing customers from our legacy CDM capabilities to RSC. As part of this migration, we expect certain existing customers to consume our platform and products through a mix of RSC and a transitional CDM license ("RCDM-T"), during which time we expect to continue recognizing a portion of the associated revenue from these customers upfront at the time we transfer control of the license to the customer. We cannot predict how long these customers will use this mix before they complete their transition. Our revenue will fluctuate when qualified customers choose to exercise or forfeit their Subscription Credits (which are customer options that are accounted for as material rights) upon their associated expiration date.
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
Retaining and Expanding Within Our Existing Customer Base
Our ability to retain customers and expand within existing customers is integral to our growth and future success. Our growing base of customers represents a significant opportunity for further expansion across our platform. Our customers typically start with securing data in one or more applications on our platform, and then expand by securing additional applications and increasing the amount of data secured. They further extend their use of our platform through adoption of additional security products. Several of our largest customers have deployed our platform to protect enterprise, unstructured data, cloud, and SaaS applications, securing large amounts of their data. Our ability to expand and extend within our customer base depends on, and has been impacted by, a number of factors, including platform performance, our customers’ satisfaction with our platform, competitive offerings, pricing, overall changes in our customers’ spending levels, and the effectiveness of our efforts to help our customers realize the benefits of our platform.
Key Business Metrics
We monitor the following key business metrics to help us evaluate our business.

Rubrik, Inc.	Q2 2025 Form 10-Q	28

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
The following table sets forth our Subscription ARR as of the dates presented:

	July 31,
	2024	2023

	(in thousands, except percentages)
Subscription ARR	$919,125	$655,022
% growth	40%	72%
Subscription ARR does not include any maintenance revenue associated with perpetual licenses, which we generally no longer offer. Of the 40% and 72% growth, 2.5 percentage points and approximately 9.0 percentage points of growth for the twelve months ended
July 31, 2024 and 2023, respectively, were a result of transitioning our existing maintenance customers to our subscription editions.
Cloud Annual Recurring Revenue, or Cloud ARR
Cloud ARR is calculated as the annualized value of our active cloud-based subscription contracts as of the measurement date, based on our customers’ total contract value, and assuming any contract that expires during the next 12 months is renewed on existing terms. Our cloud-based subscription contracts include RSC and RSC-Government (excluding RSC-Private). Cloud ARR also includes SaaS subscription products like Anomaly Detection and Sensitive Data Monitoring, which are sold standalone or with prior sales of term-based license offerings of CDM. We believe that Cloud ARR provides important information on new and existing customers purchasing new RSC subscription offerings and existing subscription term-based license customers renewing with RSC subscription offerings.
The following table sets forth our Cloud ARR as of the dates presented:

	July 31,
	2024	2023

	(in thousands, except percentages)
Cloud ARR	$677,917	$376,800
% growth	80%	201%
Average Subscription Dollar-Based Net Retention Rate
Our average subscription dollar-based net retention rate compares our Subscription ARR from the same set of subscription customers across comparable periods. We calculate our average subscription dollar-based net retention rate by first identifying subscription customers (the "Prior Period Subscription Customers") that were subscription customers at the end of a particular quarter (the "Prior Period") and calculate the Subscription ARR from the Prior Period Subscription Customers. We then calculate the Subscription ARR from these Prior Period Subscription Customers at the end of the same quarter of the subsequent year (the "Current Period"). This calculation captures upsells, contraction, and attrition since the Prior Period. We then divide total Current Period Subscription ARR by the total Prior Period Subscription ARR for Prior Period Subscription Customers. Our average subscription dollar-based net retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters. We believe that our average subscription dollar-based net retention rate provides useful information about the evolution of our existing customers as they expand through the increase of data from applications we already secure, new applications for us to secure, additional data security products, and conversion of our recurring revenue related to maintenance contracts into subscription revenue.
Our historical average subscription dollar-based net retention rate does not include any maintenance revenue associated with perpetual licenses, which we no longer offer. Like Subscription ARR, our historical average subscription dollar-based net retention rate benefits from the transition of our existing maintenance customers to our subscription editions.

Rubrik, Inc.	Q2 2025 Form 10-Q	29

The following table sets forth our average subscription dollar-based net retention rate as of the dates presented:

	July 31,
	2024	2023
Average subscription dollar-based net retention rate	over 120%	over 140%
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
The following table sets forth the number of customers with $100,000 or more in Subscription ARR as of the dates presented:

	July 31,
	2024	2023
Customers with $100,000 or more in Subscription ARR	1,969	1,463
% growth	35%	68%
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
Free cash flow was $(69.1) million and $(36.7) million for the six months ended July 31, 2024 and July 31, 2023, respectively. Free cash flow for the six months ended July 31, 2024 includes a cash outlay of $22.8 million for employer payroll taxes due to the vesting of certain equity awards in conjunction with the initial public offering. Adjusting for employer payroll taxes, the decrease in free cash flow was primarily due to higher expenses including expenses associated with our acquisition of Laminar which was completed in August 2023 and an increasing mix of annual and consumption payments from customers due to the growth in our Cloud and SaaS products. This trend when combined with changes in new business growth, may result in free cash flow volatility across periods.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	30

The following table presents a reconciliation of free cash flow to net cash used in operating activities for the periods presented:

	Six Months Ended July 31,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(58,464)	$(24,205)
Less: Purchases of property and equipment	(6,227)	(7,867)
Less: Capitalized internal-use software	(4,444)	(4,622)
Free cash flow	$(69,135)	$(36,694)
Net cash used in investing activities	$(315,461)	$(22,218)
Net cash provided by financing activities	$384,374	$726
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
Subscription ARR Contribution Margin was (8)%, and (22)% for the 12 months ended July 31, 2024 and July 31, 2023, respectively. For the 12 months ended July 31, 2024, the non-GAAP operating expense includes the recognition of $22.8 million for employer payroll taxes due to the vesting of certain equity awards in conjunction with the initial public offering. Adjusting for this, the Subscription ARR Contribution Margin was (6)% for the 12 months ended July 31, 2024. The increase in Subscription ARR Contribution Margin was primarily driven by the strong year-over-year growth in Subscription ARR, compared to year-over-year growth in non-GAAP subscription costs of sales and non-GAAP operating expenses. We believe that this increase in Subscription ARR Contribution Margin reflects increased operating leverage in our business.
The following table presents the calculation of Subscription ARR Contribution Margin for the periods presented as well as a reconciliation of (i) non-GAAP subscription cost of revenue to cost of revenue and (ii) non-GAAP operating expenses to operating expenses.

	Twelve Months Ended July 31,
	2024	2023

	(in thousands, except percentages)
Subscription cost of revenue	$172,606	$81,727
Stock-based compensation expense	(40,715)	(12)
Stock-based compensation from amortization of capitalized internal-use software	(59)	(272)
Amortization of acquired intangibles	(3,502)	(354)
Non-GAAP subscription cost of revenue	$128,330	$81,089

Operating expenses	$1,549,575	$720,266
Stock-based compensation expense	(683,433)	(3,650)
Non-GAAP operating expenses	$866,142	$716,616

Subscription ARR	$919,125	$655,022
Non-GAAP subscription cost of revenue	(128,330)	(81,089)
Non-GAAP operating expenses	(866,142)	(716,616)
Subscription ARR Contribution	$(75,347)	$(142,683)
Subscription ARR Contribution Margin	(8)%	(22)%

Rubrik, Inc.	Q2 2025 Form 10-Q	31

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
SaaS includes SaaS subscription products like Anomaly Detection and Sensitive Data Monitoring sold standalone or with prior sales of term-based license offerings of CDM prior to the launch of the RSC platform as well as sales of RSC. RSC is offered as a fully-hosted subscription or a hybrid cloud subscription. RSC is a fully-hosted subscription in the case of protection of cloud, SaaS, and unstructured data applications. When RSC is securing enterprise applications, it is a hybrid cloud subscription which includes software hosted from the cloud (as a service) and an on-premise license for securing enterprise applications. The hybrid cloud subscription is accounted for as a single performance obligation because the software hosted from the cloud (as a service) and the on-premise software licenses are not separately identifiable and serve together to fulfill our promise to the customer, which is to provide a single, unified data security solution. Our subscription capabilities are primarily sold as editions which bundle multiple products and include the Foundation Edition, Business Edition, Enterprise Edition, and Enterprise Proactive Edition. Subscription revenue related to SaaS is recognized ratably over the subscription period.
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
As customers continue to adopt or transition to RSC, we expect the ratable portion of our subscription revenue to increase. We expect certain customers to consume our platform and products through a mix of RSC and RCDM-T as they complete the migration, which will result in a recognition of a portion of the associated revenue for these customers upfront. Furthermore, our subscription revenue will also fluctuate when qualified customers choose to exercise or forfeit their customer options that are accounted for as material rights. The combination of both of these factors will limit and cause fluctuations in our subscription revenue growth through fiscal 2027, depending in part on the timing of our existing customers’ transition to RSC.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	32

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

Rubrik, Inc.	Q2 2025 Form 10-Q	33

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
Income Tax Expense
Income tax expense consists primarily of income taxes in certain foreign jurisdictions in which we conduct business, as well as federal and state income taxes in the United States. We have recorded U.S. federal and state net deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.

Rubrik, Inc.	Q2 2025 Form 10-Q	34

Results of Operations
The following tables summarize our condensed consolidated statements of operations data for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(in thousands)
Revenue
Subscription	$191,315	$127,456	$363,510	$235,854
Maintenance	5,018	10,594	10,685	22,882
Other	8,618	13,485	18,071	28,539
Total revenue	204,951	151,535	392,266	287,275
Cost of revenue
Subscription(1)	45,795	23,204	119,520	44,841
Maintenance(1)	1,040	1,749	4,649	4,020
Other(1)	8,333	10,437	26,978	22,420
Total cost of revenue	55,168	35,390	151,147	71,281
Gross profit	149,783	116,145	241,119	215,994
Operating expenses
Research and development(1)	86,228	49,762	371,607	96,028
Sales and marketing(1)	167,927	117,615	547,256	232,977
General and administrative(1)	63,921	22,288	215,386	45,105
Total operating expenses	318,076	189,665	1,134,249	374,110
Loss from operations	(168,293)	(73,520)	(893,130)	(158,116)
Interest income	7,278	2,745	10,220	5,362
Interest expense	(10,245)	(6,173)	(20,869)	(11,705)
Other income (expense), net	(1,450)	(1,124)	(2,073)	(1,678)
Loss before income taxes	(172,710)	(78,072)	(905,852)	(166,137)
Income tax expense	4,220	3,049	3,169	4,257
Net loss	$(176,930)	$(81,121)	$(909,021)	$(170,394)
Net loss per share attributable to common shareholders, basic and diluted	$(0.98)	$(1.35)	$(7.42)	$(2.83)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	179,851	60,296	122,460	60,121
(1) Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue
Subscription	$5,481	$2	$40,674	$4
Maintenance	284	—	2,743	—
Other	1,281	3	12,528	6
Research and development	28,325	636	252,474	803
Sales and marketing	34,255	563	274,143	762
General and administrative	35,392	—	152,786	57
Total stock-based compensation expense	$105,018	$1,204	$735,348	$1,632

Rubrik, Inc.	Q2 2025 Form 10-Q	35

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue
Subscription	93%	84%	93%	82%
Maintenance	2	7	3	8
Other	5	9	4	10
Total revenue	100	100	100	100
Cost of revenue
Subscription	22	15	31	16
Maintenance	1	1	1	1
Other	4	7	7	8
Total cost of revenue	27	23	39	25
Gross profit	73	77	61	75
Operating expenses
Research and development	42	33	95	33
Sales and marketing	82	78	139	81
General and administrative	31	15	55	16
Total operating expenses	155	126	289	130
Loss from operations	(82)	(49)	(228)	(55)
Interest income	4	2	3	2
Interest expense	(5)	(4)	(5)	(4)
Other income (expense), net	(1)	(1)	(1)	(1)
Loss before income taxes	(84)	(52)	(231)	(58)
Income tax expense	2	2	1	1
Net loss	(86)%	(54)%	(232)%	(59)%
Comparison of the Three and Six Months Ended July 31, 2024 and 2023
Revenue

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Subscription	$191,315	$127,456	$63,859	50%
Maintenance	5,018	10,594	(5,576)	(53)%
Other	8,618	13,485	(4,867)	(36)%
Total revenue	$204,951	$151,535	$53,416	35%

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Subscription	$363,510	$235,854	$127,656	54%
Maintenance	10,685	22,882	(12,197)	(53)%
Other	18,071	28,539	(10,468)	(37)%
Total revenue	$392,266	$287,275	$104,991	37%

Rubrik, Inc.	Q2 2025 Form 10-Q	36

Growth in subscription revenue was driven by growth in Subscription ARR but also benefited from the headwind in fiscal 2024 revenue related to the transition to RSC. Our Subscription ARR grew from $655.0 million as of July 31, 2023 to $919.1 million as of July 31, 2024, representing a 40% increase. Of the increase in Subscription ARR, 2.5 percentage points are a result of transitioning our existing maintenance customers to our subscription editions. A further indication of our ability to expand revenue from existing customers is through our average subscription dollar-based net retention rate which was greater than 120% as of July 31, 2024. We had 1,969 customers with $100,000 or more in Subscription ARR as of July 31, 2024, increasing from 1,463 as of July 31, 2023.
Maintenance revenue associated with sales of perpetual licenses of our legacy CDM product decreased for the three and six months ended July 31, 2024. Maintenance revenue represented 2% and 7% of total revenue for the three months ended July 31, 2024 and 2023, respectively and 3% and 8% of total revenue for the six months ended July 31, 2024 and 2023, respectively. We expect the transition of existing maintenance customers adopting RSC subscription offerings to be largely completed by the end of fiscal 2026.
Other revenue, which consists primarily of sales of Rubrik-branded Appliances and professional services, decreased for the three and six months ended July 31, 2024. Sales of Rubrik-branded Appliances decreased by $3.8 million and $8.9 million for the three and six months ended July 31, 2024, respectively, as we are transitioning sales of our Rubrik-branded Appliances from us to our contract manufacturers and no longer offer new perpetual licenses. We expect our other revenue as a percentage of total revenue to continue to decrease.
Cost of Revenue

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscription	$45,795	$23,204	$22,591	97%
Maintenance	1,040	1,749	(709)	(41)%
Other	8,333	10,437	(2,104)	(20)%
Total cost of revenue	$55,168	$35,390	$19,778	56%

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscription	$119,520	$44,841	$74,679	167%
Maintenance	4,649	4,020	629	16%
Other	26,978	22,420	4,558	20%
Total cost of revenue	$151,147	$71,281	$79,866	112%
Cost of subscription revenue increased for the three and six months ended July 31, 2024 primarily due to the recognition of stock-based compensation expense of $5.4 million and $40.7 million, respectively, after and as a result of the completion of our IPO, an increase in $12.7 million and $23.9 million, respectively, in hosting costs due to the development and launch of more SaaS products, and an increase of $2.4 million and $6.8 million, respectively, from growth in our customer support organization.
Cost of maintenance revenue decreased for the three months ended July 31, 2024 primarily due to a decrease in our customer support organization costs relating to maintenance revenue as we no longer offer new perpetual licenses and as existing maintenance customers adopt RSC subscription offerings. Cost of maintenance revenue increased for the six months ended July 31, 2024 primarily due to $2.7 million in stock-based compensation expense we recognized after and as a result of the completion of our IPO, partially offset by a $1.8 million decrease in our customer support organization costs relating to maintenance revenue as we no longer offer new perpetual licenses and as existing maintenance customers adopt RSC subscription offerings.
Cost of other revenue decreased for the three months ended July 31, 2024 primarily due to a decrease in Rubrik-branded Appliances costs as we are transitioning the sale of Rubrik-branded Appliances from us to our contract manufacturers. Cost of other revenue increased for the six months ended July 31, 2024 primarily due to $12.5 million in stock-based compensation expense we recognized after and as a result of the completion of our IPO, partially offset by a decrease in Rubrik-branded Appliances costs of $8.4 million as we are transitioning the sale of Rubrik-branded Appliances from us to our contract manufacturers.

Rubrik, Inc.	Q2 2025 Form 10-Q	37

Gross Profit and Gross Margin

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Gross profit
Subscription	$145,520	$104,252	$41,268	40%
Maintenance	3,978	8,845	(4,867)	(55)%
Other	285	3,048	(2,763)	(91)%
Total gross profit	$149,783	$116,145	$33,638	29%

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Gross profit
Subscription	$243,990	$191,013	$52,977	28%
Maintenance	6,036	18,862	$(12,826)	(68)%
Other	(8,907)	6,119	$(15,026)	(246)%
Total gross profit	$241,119	$215,994	$25,125	12%

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Gross margin
Subscription	76%	82%	67%	81%
Maintenance	79%	83%	56%	82%
Other	3%	23%	(49)%	21%
Total gross margin	73%	77%	61%	75%
Subscription gross margin decreased for the three and six months ended July 31, 2024 due to the stock-based compensation expense we recognized after and as a result of the completion of our IPO and an increase in hosting costs associated with our development and launch of more SaaS products.
Maintenance gross margin decreased for the three and six months ended July 31, 2024 due to the stock-based compensation expense we recognized after and as a result of the completion of our IPO.
Other gross margin decreased for the three and six months ended July 31, 2024 due to the stock-based compensation expense we recognized after and as a result of the completion of our IPO.
Operating Expenses
Research and Development

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$86,228	$49,762	$36,466	73%

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$371,607	$96,028	$275,579	287%
Research and development expenses increased for the three and six months ended July 31, 2024. Employee compensation and related expenses increased by $34.8 million and $272.2 million, respectively, due to $27.7 million and $251.7 million, respectively, of stock-based compensation expense we recognized after and as a result of the completion of our IPO and increases in headcount as we continued to develop new products and enhance the functionalities of our existing products.

Rubrik, Inc.	Q2 2025 Form 10-Q	38

Sales and Marketing

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$167,927	$117,615	$50,312	43%

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$547,256	$232,977	$314,279	135%
Sales and marketing expenses increased for the three and six months ended July 31, 2024. Employee compensation and related expenses increased by $45.4 million and $305.5 million, respectively, due to $33.7 million and $273.4 million, respectively, of stock-based compensation expense we recognized after and as a result of the completion of our IPO and increases in headcount.
General and Administrative

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$63,921	$22,288	$41,633	187%

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$215,386	$45,105	$170,281	378%
General and administrative expenses increased for the three and six months ended July 31, 2024. Employee compensation and related expenses increased by $38.4 million and $162.1 million, respectively, due to $35.4 million and $152.7 million, respectively, of stock-based compensation expense we recognized after and as a result of the completion of our IPO and increases in headcount.
Other Non-Operating Income (Expense)

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income	$7,278	$2,745	$4,533	165%
Interest expense	(10,245)	(6,173)	(4,072)	66%
Other income (expense), net	(1,450)	(1,124)	(326)	29%

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income	$10,220	$5,362	$4,858	91%
Interest expense	(20,869)	(11,705)	(9,164)	78%
Other income (expense), net	(2,073)	(1,678)	(395)	24%
Interest income increased for the three and six months ended July 31, 2024 due to higher cash, cash equivalents, and investment balances and higher interest rates.
Interest expense increased for the three and six months ended July 31, 2024 primarily due to our Prior Credit Facility and Amended Credit Facility (each as defined below).

Rubrik, Inc.	Q2 2025 Form 10-Q	39

Income Tax Expense

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax expense	$4,220	$3,049	$1,171	38%

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax expense	$3,169	$4,257	$(1,088)	(26)%
Our income tax expense increased for the three months ended July 31, 2024 due to an increase in our foreign earnings.
Our income tax expense decreased for the six months ended July 31, 2024 due to several of our foreign subsidiaries making an election in the current year to be treated as U.S. branches for federal income tax purposes effective in fiscal 2024.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	40

In April 2024, we completed our IPO which resulted in proceeds of approximately $710.3 million, net of underwriting discounts and commissions.
In May 2024, our underwriters exercised their option to purchase an additional 3,472,252 shares of our Class A common stock at the IPO Price of $32.00 per share. We received net proceeds of approximately $104.9 million, net of underwriters’ discounts and commissions.
Our billings grow with new business growth. The majority of our billings are driven by invoicing our customers for multi-year commitments. However, this may evolve as customers have opted to, and may continue to opt to, pay us on an annual basis based on products purchased due to the growth in our SaaS product offerings and the uncertain macroeconomic environment. In addition, our billings are subject to seasonality, with billings in the fourth quarter being substantially higher than in the other three quarters. As of July 31, 2024, we had cash, cash equivalents, and short-term investments of $601.3 million. Our cash equivalents and investments primarily consist of money market funds, U.S. treasuries, commercial paper, corporate bonds, and U.S. government agencies securities. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $(2,591.5) million as of July 31, 2024. We expect to continue to incur operating losses, and our operating cash flows may fluctuate between positive and negative amounts for the foreseeable future due to the investments we intend to make as described above. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
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
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(58,464)	$(24,205)
Net cash used in investing activities	$(315,461)	$(22,218)
Net cash provided by financing activities	$384,374	$726
Operating Activities
Our largest source of operating cash is payments received from our customers. We typically invoice our customers in advance for multi-year contracts. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets in deferred revenue. We generally experience seasonality based on when we enter into agreements with our customers. Given the seasonality in our business, the operating cash flow benefit from increased collections from our customers generally occurs in the subsequent quarter after billing. We expect seasonality, timing of billings, billings terms, and collections from our customers to have a material impact on our cash flow from operating activities from period to period. Our primary uses of cash from operating activities are for employee compensation and related expenses, sales commissions, fees for third-party professional services, colocation and hosting costs, marketing programs, and discretionary cash payments of our debt interest expense pursuant to the terms of our Amended Credit Facility and prepayments of other spend. Our cash flow from operating activities may fluctuate due to the timing of cash payments received from our customers and payments relative to expenses.

Rubrik, Inc.	Q2 2025 Form 10-Q	41

For the six months ended July 31, 2024, net cash used in operating activities of $58.5 million resulted primarily from a net loss of $909.0 million, partially offset by $735.3 million of stock-based compensation, $42.4 million of amortization of deferred commissions, $19.2 million for non-cash interest related to debt, $14.1 million for depreciation and amortization, and $39.6 million of net cash inflow from changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $95.3 million increase in deferred revenue from increased billings and a $17.7 million increase in accrued expenses and other liabilities. The cash inflow was partially offset by a $70.2 million increase in deferred commissions and a $4.8 million increase in accounts receivable.
For the six months ended July 31, 2023, net cash used in operating activities of $24.2 million resulted primarily from a net loss of $170.4 million, partially offset by $36.1 million of amortization of deferred commissions, $11.6 million for depreciation and amortization, $6.0 million for non-cash interest related to debt, and $90.0 million of net cash inflow from changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $155.1 million increase in deferred revenue from increased billings and a $17.1 million decrease in prepaid expense and other assets. The cash inflow was partially offset by a $55.6 million increase in deferred commissions and $25.4 million decrease in accrued expenses and other liabilities.
Investing Activities
For the six months ended July 31, 2024, net cash used in investing activities of $315.5 million resulted from $449.3 million in purchases of investments, $6.2 million in purchases of property and equipment, and $4.5 million in capitalized internal-use software, offset by $144.5 million in proceeds from maturities and sales of investments.
For the six months ended July 31, 2023, net cash used in investing activities of $22.2 million resulted from $149.8 million in purchases of investments, $7.9 million in purchases of property and equipment, and $4.6 million in capitalized internal-use software, offset by $140.1 million in proceeds from maturities and sales of investments.
Financing Activities
For the six months ended July 31, 2024, net cash provided by financing activities of $384.4 million resulted primarily from $815.2 million in proceeds from our IPO and underwriters' exercise of over-allotment option, net of underwriting discounts and commissions, and $3.7 million from the exercise of stock options, partially offset by $430.3 million in taxes paid related to the net share settlement of equity awards that vested since our IPO, and $3.5 million for payment of deferred offering costs.
For the six months ended July 31, 2023, net cash provided by financing activities of $0.8 million resulted from $2.0 million from the exercise of stock options, offset by $1.2 million for payment of deferred offering costs.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	42

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
Interest Rate Risk
As of July 31, 2024, we had cash, cash equivalents, and short-term investments of $601.3 million and restricted cash of $5.6 million. Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. A hypothetical 10% increase or decrease in interest rates would not have a material effect on the fair market value of our portfolio.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	43

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

Rubrik, Inc.	Q2 2025 Form 10-Q	44

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
Our revenue was $205.0 million and $151.5 million for the six months ended July 31, 2024 and 2023, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will fluctuate in the future as a result of a variety of factors, including our transition for new and existing customers to sales of Rubrik Security Cloud ("RSC"), for which an increasing amount of our software revenue will be recognized ratably.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	45

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

Rubrik, Inc.	Q2 2025 Form 10-Q	46

We have a limited operating history, particularly with respect to our offering of RSC, which makes it difficult to forecast our future results of operations.
Although we were founded in December 2013, we only began offering our products and services in the fiscal year ended January 31, 2016, and we began offering RSC as a cloud native SaaS solution in fiscal 2023. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and forecast future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, we expect our revenue growth to fluctuate, slow, and possibly decline for a number of reasons, including mix shifts in our platform and data security products, as well as the impact on our revenue recognition resulting from our transition from selling our products primarily on the basis of subscription term-based licenses to SaaS subscriptions. The timing for this transition and related implications on our revenue recognition and trends will depend on our ability to transition existing customers to RSC in a timely manner. We are implementing certain initiatives to accelerate our existing customers’ migration to RSC as part of our business transition to SaaS, which include enforcement of migration deadlines. These initiatives may be perceived negatively by our customers. For example, these initiatives may require customers to prioritize preparation for their migration over other organizational needs, potentially resulting in diversion of resources. For certain existing customers, the perceived benefits from undertaking the migration may be outweighed by the anticipated time and effort required to prepare for and execute the migration, resulting in potential delays in customers’ transition to RSC. We expect these customers may consume our platform and products through a mix of RSC and a transitional license for Cloud Data Management ("RCDM-T"), for an extended period of time, resulting in the continued recognition of a portion of the associated revenue for some of these customers upfront at the time we transfer control of the license to the customer. Conversely, if some or all of these customers complete their transition to RSC sooner than we expect, less revenue would be recognized upfront during this period, which could cause our revenue to be lower than our estimates or forecasts or even result in a decrease in our revenue growth rates. Any of these factors could result in continued fluctuations in our revenue growth and adversely impact our ability to accurately predict our future revenue.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	47

We have a history of operating losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We generated net losses of $(176.9) million and $(81.1) million for six months ended July 31, 2024 and 2023, respectively. As of July 31, 2024 and January 31, 2024, we had an accumulated deficit of $(2,591.5) million and $(1,682.5) million, respectively. While we have experienced rapid revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. In particular, as we expand the availability of our platform, increase our ability to secure data across multiple different sources, and extend our capabilities across data resilience, data observability, and data remediation, our ability to achieve and maintain profitability will be highly dependent on our ability to successfully market our platform and data security products to new and existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our data security products, including by introducing new features and functionality and securing additional applications, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our data security products by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, our data security solutions operate on a public cloud infrastructure provided by third-party vendors, including Google Cloud ("GCP"), Microsoft Azure ("Azure"), and Amazon Web Services ("AWS"), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers. To the extent we are able to drive adoption of our platform and data security products, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, unforeseen expenses, difficulties, complications, or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
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
In addition, following the completion of our IPO, the stock-based compensation expense related to our RSUs has resulted in and will continue to result in significant increases in our expenses in future periods, which may negatively impact our ability to achieve profitability.

Rubrik, Inc.	Q2 2025 Form 10-Q	48

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
Our data security solutions are complex and, like all software, have in the past contained and may in the future contain undetected defects, errors, or vulnerabilities. From time to time, we identify certain vulnerabilities in our information systems. While we take steps designed to mitigate the risks associated with known vulnerabilities, there can be no assurance that any vulnerability mitigation measures will be effective. Moreover, we may also experience delays in developing and deploying remedial measures and patches designed to address any identified vulnerabilities. Real or perceived defects, errors, or vulnerabilities in our data security solutions, the failure of our data security solutions to secure, observe, and restore our customers’ data, misconfiguration of our data security solutions, the exploitation of any known or unknown vulnerabilities, or the failure of customers to deploy our data security solutions in combination with industry best practices could harm our reputation, result in a loss of, or delay in, market acceptance of our data security solutions, result in a loss of existing or potential customers, and adversely affect our business, financial condition, and results of operations. We are continuing to evolve the features and functionality of our data security products through updates and enhancements, and as we do so, we may introduce defects, errors, or vulnerabilities that may not be detected until after deployment by our customers. In addition, implementation or use of our data security solutions that is not correct or as intended may result in inadequate performance and disruptions in service. Moreover, if we acquire companies or technologies developed by third parties, difficulties integrating such acquired technologies may result in product flaws or software vulnerabilities.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	49

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

Rubrik, Inc.	Q2 2025 Form 10-Q	50

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
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). However, we have been and may be unable to detect and remediate all such vulnerabilities in our information systems (including our platform and data security products) on a timely basis and there can be no assurance that any vulnerability mitigation measures that we implement will be effective. Further, the process for evaluating potential vulnerabilities and developing and deploying remedial measures and patches designed to address identified vulnerabilities has been and may in the future be lengthy and may also be subject to delays, which may result in exploitation of vulnerabilities that results in a security incident.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	51

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
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including data about individuals); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop purchasing our data security solutions, deter new customers from purchasing our data security solutions, and negatively impact our ability to grow and operate our business. As a data security company, we could be exposed to additional reputational risks should a security incident occur.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	52

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

Rubrik, Inc.	Q2 2025 Form 10-Q	53

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
Several jurisdictions around the globe, including in Europe and certain U.S. states, have proposed, enacted, or are considering laws governing AI tools, including the EU’s AI Act and the Colorado AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, retrain our Generative AI Products, or prevent or limit our use of AI. For example, the FTC has required other companies to delete (or “disgorge”) both the personal data that the FTC alleged were collected in violation of privacy laws as well as the algorithms and other insights that were developed or generated using such data. If we cannot use AI or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our business, financial condition, results of operations, and growth prospects.
We expect our revenue mix and certain business factors to impact the amount of revenue recognized period to period, which could make period-to-period revenue comparisons not meaningful and difficult to predict.
We expect our revenue mix to vary over time due to a number of factors, including the timing of when customers adopt RSC and the mix of our subscriptions for different data security products. Our subscription revenue includes revenue from sales of subscription term-based licenses, a portion of which is recognized upfront when we transfer control of the subscription term-based license to the customer, and revenue from sales of SaaS subscriptions and support, which is recognized ratably over the contract period. Due to the proportion of our contracts trending from subscription term-based licenses to SaaS subscriptions, the timing of the migration of our existing customers from Cloud Data Management to RSC, as well as the estimates and assumptions used to account for certain customers’ Subscription Credits (as defined below) related to their Refresh Rights (as defined below), our revenue may fluctuate and period-to-period revenue comparisons may not be meaningful, and our past results may not be indicative of future performance. We cannot be certain how long these factors may persist. For example, as our existing customers prepare to migrate to RSC, we expect certain of them to consume our solutions through a mix of RSC and RCDM-T during which time we will continue recognizing a portion of the associated revenue upfront. These factors make it challenging to forecast our revenue as the mix of solutions and services, the timing of our customers’ RSC transition, as well as the size of contracts, are difficult to predict.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	54

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

Rubrik, Inc.	Q2 2025 Form 10-Q	55

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

Rubrik, Inc.	Q2 2025 Form 10-Q	56

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

Rubrik, Inc.	Q2 2025 Form 10-Q	57

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
•downgrades in customer subscriptions;
•customers and potential customers opting for alternative data security solutions, including developing their own in-house solutions;
•timing and amount of our investments to expand the capacity of our third-party cloud service providers;
•seasonality in sales, results of operations, and remaining performance obligations;

Rubrik, Inc.	Q2 2025 Form 10-Q	58

•investments in new data security products, including protection of new enterprise, cloud, and SaaS applications, new features, and functionality;
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

Rubrik, Inc.	Q2 2025 Form 10-Q	59

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

Rubrik, Inc.	Q2 2025 Form 10-Q	60

We derive a substantial amount of our revenue from sales through Channel Partners, and we expect to continue to derive a substantial amount of our revenue from Channel Partners in future periods. Our agreements with our Channel Partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing products, and many of our Channel Partners may have more established relationships with our competitors. If our Channel Partners choose to place greater emphasis on solutions other than our own, fail to effectively market and sell our data security solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our data security solutions may be adversely affected. In addition, the loss of one or more of our larger Channel Partners or technology alliance partners, who may cease marketing our data security solutions with limited or no notice, and any inability to replace them, could adversely affect our business, financial condition, and results of operations. Moreover, our ability to expand our distribution channels depends in part on our ability to maintain successful relationships with our Channel Partners and educate and train our current and future Channel Partners about our data security solutions, which can be complex. If we fail to effectively manage our existing sales channels, or if our Channel Partners are unsuccessful in fulfilling the orders for our data security solutions, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality Channel Partners in each of the regions in which we sell data security solutions and keep them motivated to sell our data security solutions, our business, financial condition, and results of operations will be harmed. Even if we are successful, these relationships may not result in greater customer usage of our data security products or increased revenue. Our ability to influence, or have visibility into, the actions or efforts of our Channel Partners may be limited. If our partners, including our Channel Partners, fail to comply with applicable laws, including anti-corruption, antitrust, or competition laws, or engage in activities that result in or may result in liability, we may also be adversely affected through reputational harm, as well as other negative consequences, including litigation, government investigations and penalties.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	61

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
The competitive position of our data security solutions depends in part on their ability to operate with products and services of third parties, including software companies, software services, and infrastructure, and our data security solutions must be continuously modified and enhanced to adapt to changes in commodity appliance, software, networking, browser, and database technologies. In the future, one or more technology companies, whether our technology alliance partners or otherwise, may choose not to support the operation of their software, software services, and infrastructure with our data security solutions, or our data security solutions may not support the capabilities needed to integrate with such software, software services, and infrastructure. In addition, to the extent that a third party was to develop software or services that compete with ours, that provider may choose not to support our offering. We intend to facilitate the compatibility of our platform with various third-party software, software services, and infrastructure offerings by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and results of operations may be harmed.

Rubrik, Inc.	Q2 2025 Form 10-Q	62

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

Rubrik, Inc.	Q2 2025 Form 10-Q	63

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

Rubrik, Inc.	Q2 2025 Form 10-Q	64

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

Rubrik, Inc.	Q2 2025 Form 10-Q	65

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

Rubrik, Inc.	Q2 2025 Form 10-Q	66

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

Rubrik, Inc.	Q2 2025 Form 10-Q	67

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

Rubrik, Inc.	Q2 2025 Form 10-Q	68

Moreover, as part of our ransomware recovery warranty (the "Ransomware Recovery Warranty"), we also provide certain customers with up to $10,000,000 for recovery expenses related to data recovery and restoration in the event that data backed up using our solutions cannot be recovered following a ransomware attack. As part of the Ransomware Recovery Warranty, if an eligible customer’s data that has been backed up onto a Rubrik-branded Appliance, Rubrik-certified compatible third-party commodity server, or a Rubrik-hosted cloud platform, is not successfully recovered by way of one of our data security products due to a failure of such solution, we will reimburse the customer for its reasonable and necessary fees and expenses to restore, recover, or recreate its data up to $10,000,000. If many of our customers experience security incidents or other incidents that fall within this program and we are not able to recover their data through our data security solutions, we could be required to pay significant amounts to comply with our obligations under the Ransomware Recovery Warranty. In the event that we are required to regularly provide financial assistance for such recovery activities, and particularly if we have to do so for multiple customers at the same or similar times, this could significantly increase our costs, harm our reputation and brand, and increase the costs to us associated with this warranty program, which could adversely affect our business, financial condition, and results of operations.
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
If customers or other third parties with whom we do business make intellectual property infringement or other indemnification claims against us, we will incur significant legal expenses and may have to pay damages, license fees, or stop using technology found to be in violation of a third party’s rights. We may also have to seek a license for the technology. Such licenses may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain data security solutions or features. We may also be required to develop alternative non-infringing technology, which could either require significant effort and expense or cause us to alter our data security solutions, or both, which could harm our business. Large indemnity obligations, whether for intellectual property or in certain limited circumstances, other claims, would harm our business, financial condition, and results of operations.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	69

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

Rubrik, Inc.	Q2 2025 Form 10-Q	70

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

Rubrik, Inc.	Q2 2025 Form 10-Q	71

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

Rubrik, Inc.	Q2 2025 Form 10-Q	72

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

Rubrik, Inc.	Q2 2025 Form 10-Q	73

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

Rubrik, Inc.	Q2 2025 Form 10-Q	74

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
Additionally, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws regulating the cross-border transfer of personal data from Europe to other countries, and, in particular, the European Economic Area and the United Kingdom, or UK, have significantly restricted the cross-border transfer of personal data to the United States, unless the entity has achieved compliance under the Data Privacy Framework and is listed as an active participant on the International Trade Administration’s website. Currently, we are a listed participant. However, given historical challenges to similarly positioned frameworks, it is possible that the Data Privacy Framework is invalidated in the future, and we will need to rely on other established transfer mechanisms for cross border transfers. Other jurisdictions may adopt similarly stringent interpretations of their cross-border data transfer laws. Although standard contractual clauses ("SCCs"), and other mechanisms, currently may be used to transfer personal data from the European Economic Area to the United States, these mechanisms are frequently subject to legal challenges, and the efficacy and longevity of such mechanisms for making data transfers from the European Economic Area to the United States remains uncertain. If there is no lawful manner for us to transfer personal data from the European Economic Area or other jurisdictions to the United States, we could face significant consequences, including restricting our operations or relocating part of or all of our business to other jurisdictions and increased exposure to regulatory actions, substantial fines, civil proceedings, and injunctions against processing or transferring personal data, as well as incurring the associated legal and compliance costs. Some European regulators have prevented companies from transferring personal data out of Europe.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	75

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

Rubrik, Inc.	Q2 2025 Form 10-Q	76

We may become subject to intellectual property disputes, which can be costly and may subject us to significant liability and increased costs of doing business.
We have been and may continue in the future to be subject to intellectual property disputes. In regard to future litigation, our success depends, in part, on our ability to develop and commercialize our data security solutions without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our data security solutions are infringing, misappropriating, or otherwise violating third-party intellectual property rights, and such third parties may bring claims against us, our business partners, and our customers alleging such infringement, misappropriation, or violation. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement, misappropriation, or other violations of intellectual property rights. For example, between 2020 and 2021, we were involved in patent disputes with two of our competitors which have since been resolved. However, we may not in all instances be able to obtain a settlement, or proactively defend or ascertain all third-party rights implicated by our business. Further, certain patent holders that own large numbers of patents and other intellectual property, including “non-practicing entities,” often threaten or enter into litigation based on allegations of infringement or other violations of intellectual property rights. Any claims of intellectual property infringement, even those without merit, may be time-consuming and expensive to resolve, divert management’s time and attention, cause us to cease using or incorporating the challenged technology, expose us to other legal liabilities, such as indemnification obligations, or require us to enter into licensing agreements to obtain the right to use a third party’s intellectual property. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If we are found to infringe a third-party’s intellectual property rights and we cannot obtain a license or develop a non-infringing alternative, we would be forced to cease business activities related to such intellectual property. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, or results of operations. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
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

Rubrik, Inc.	Q2 2025 Form 10-Q	77

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
•inflationary pressures, such as those the global market is currently experiencing, which may increase costs for certain services;
•health epidemics or pandemics, such as the COVID-19 pandemic;

Rubrik, Inc.	Q2 2025 Form 10-Q	78

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
The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled in certain respects and may be subject to significant change. Changes in tax laws or regulations, or changes in interpretations of existing laws and regulations, could materially affect our financial condition and results of operations. For example, the Tax Cuts and Jobs Act (the "Tax Act"), the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act made many significant changes to the U.S. tax laws. Effective January 1, 2022, the Tax Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. The Tax Act also includes certain U.S. tax base anti-erosion provisions, the global intangible low-taxed income ("GILTI") provisions, and the base erosion anti-abuse tax ("BEAT") provisions. The GILTI provisions require us to include in our U.S. taxable income foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We currently have no foreign subsidiaries with material earnings. Therefore, this provision currently has no material impact on us. The BEAT provisions apply to companies with average annual gross receipts of $500 million or more for the prior three-year period, eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. We are evaluating the BEAT rules and do not currently expect the BEAT rules to have a material impact on U.S. tax expense in the near term; however, the potential impact of the BEAT rules on us in the future is not certain.
In addition, our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase, including as a result of the base erosion and profit shifting ("BEPS") project that is being led by the Organization for Economic Co-operation and Development ("OECD"), and other initiatives led by the OECD or the European Commission. For example, the OECD is leading work on proposals commonly referred to as “BEPS 2.0,” which, if and to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars,” involving the reallocation of taxing rights in respect of certain profits of multinational enterprises above a fixed profit margin to the jurisdictions within which they carry on business (subject to certain revenue threshold rules, which we do not currently meet but may meet in the future), referred to as “Pillar One,” and imposing a minimum effective tax rate on certain multinational enterprises, referred to as “Pillar Two.” A number of countries in which we conduct business have enacted with effect from January 1, 2024, or are in the process of enacting, core elements of the Pillar Two rules. Based on our current understanding of the minimum revenue thresholds contained in the Pillar Two proposal, we expect that we are likely to fall within the scope of its rules in the short-to-medium term. The OECD has issued administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal. We are monitoring developments and evaluating the potential impacts of these new rules, including on our effective tax rates, and considering our eligibility to qualify for these safe harbor rules. As another example, several countries have proposed or enacted taxes applicable to digital services, which could apply to our business.
Due to the large and expanding scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and increase our compliance costs. Such changes also may apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our condensed consolidated financial statements. Any of these outcomes could harm our financial position and results of operations.

Rubrik, Inc.	Q2 2025 Form 10-Q	79

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
As of January 31, 2024, we had net operating loss ("NOL"), carryforwards for federal and state income tax purposes of $533.6 million and $250.9 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2037 for federal purposes and 2028 for state purposes if not utilized. Under current law, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but such federal NOLs are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year. A lack of future taxable income would adversely affect our ability to utilize certain of these NOLs before they expire. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations; generally a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes under Section 382 of the Code in the past and we may experience additional ownership changes in the future which could affect our ability to utilize our NOLs to offset our income. Similar provisions of state tax law may also apply. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future also may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California has suspended the use of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.

Rubrik, Inc.	Q2 2025 Form 10-Q	80

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve our common stock valuations prior to the completion of the IPO, the volatility used to determine the grant date fair value of our CEO Performance Award, the identification of the number of performance obligations in our RSC subscription offerings, and our material rights associated with our Refresh Rights and Subscription Credits. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	81

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

Rubrik, Inc.	Q2 2025 Form 10-Q	82

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
Our Class B common stock has 20 votes per share, whereas our Class A common stock has one vote per share. As a result, as of July 31, 2024, holders of our Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 97% of the voting power of our outstanding capital stock, and our directors, executive officers, and principal stockholders beneficially own approximately 54% of our outstanding classes of common stock as a whole, but control approximately 79% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future.
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
•the trading volume of our Class A common stock;
•changes in the anticipated future size and growth rate of our market;
•changes in demand for cybersecurity offerings;

Rubrik, Inc.	Q2 2025 Form 10-Q	83

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
In addition, as of July 31, 2024, there were 10,486,394 shares of Class B common stock issuable upon the exercise of options and 26,482,252 restricted stock units ("RSUs"), to be settled in shares of our Class B common stock. We have registered all of the shares of common stock issuable upon exercise of outstanding options, the vesting and settlement of outstanding RSUs, and other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or RSUs are vested and settled, subject to the lock-up agreements described above and compliance with applicable securities laws.
Further, based on shares outstanding as of July 31, 2024 holders of approximately 74,182,559 shares of our common stock, or approximately 41% of our capital stock outstanding as of such date, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

Rubrik, Inc.	Q2 2025 Form 10-Q	84

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
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	85

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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, or any action asserting a claim for aiding and abetting such breach of fiduciary duty; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (including any right, obligation, or remedy thereunder); (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action or proceeding asserting a claim against us or any of our current or former directors, officers, or other employees that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the" Exchange Act"), or any other claim for which the federal courts have exclusive jurisdiction. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such provision. Our amended and restated certificate of incorporation further provides that any person or entity holding, owning, or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Rubrik, Inc.	Q2 2025 Form 10-Q	86

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(a) Recent Sales of Unregistered Securities.
None.

Rubrik, Inc.	Q2 2025 Form 10-Q	87

(b) Use of Proceeds.
On April 29, 2024, we completed our IPO, in which we issued and sold 23,500,000 shares of our Class A common stock, at a public offering price of $32.00 per share. We received net proceeds of approximately $710.3 million, after deducting underwriting discounts and commissions of $41.7 million. In May 2024, our underwriters exercised their option to purchase an additional 3,472,252 shares of our Class A common stock at the IPO Price of $32.00 per share. We received net proceeds of approximately $104.9 million, net of underwriters’ discounts and commissions. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-278434), as amended (the “Registration Statement”), declared effective by the SEC on April 24, 2024. Goldman Sachs & Co. LLC acted as the representative of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
There has been no material change in the planned use of proceeds from our IPO as described in our Final Prospectus for the IPO dated as of April 24, 2024 and filed with the SEC pursuant to Rule 424(b)(4) on April 26, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended July 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) described below:
On June 27, 2024, Brian McCarthy, our Chief Revenue Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. McCarthy’s trading arrangement provides for the sale through September 30, 2025 of up to 500,000 shares of our Class A common stock. This represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan.
On July 5, 2024, Yvonne Wassenaar, a member of our board of directors, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Wassenaar’s trading arrangement provides for the sale through July 31, 2025 of up to 14,000 shares of our Class A common stock.
On July 15, 2024, Kiran Choudary, our Chief Financial Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Choudary’s trading arrangement provides for the sale through October 31, 2025 of up to 237,600 shares of our Class A common stock. This represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan.

Rubrik, Inc.	Q2 2025 Form 10-Q	88

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Rubrik, Inc.	S-1/A	333-278434	3.2	4/16/2024
3.2	Amended and Restated Bylaws of Rubrik, Inc.	S-1/A	333-278434	3.4	4/16/2024
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Rubrik Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

Rubrik, Inc.	Q2 2025 Form 10-Q	89

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: September 12, 2024

Rubrik, Inc.
By:	/s/ Bipul Sinha
Name:	Bipul Sinha
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kiran Choudary
Name:	Kiran Choudary
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Rubrik, Inc.	Q2 2025 Form 10-Q	90