Form 10-Q
period 2024-10-31
Rubrik, Inc.
filed 2024-12-12
CIK 1943896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
or
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

As of November 30, 2024, Rubrik Inc. had 87,102,908 shares of Class A common stock outstanding, and 98,140,824 shares of Class B common stock outstanding.

Rubrik, Inc.
FORM 10-Q
For the Fiscal Quarter Ended October 31, 2024

Rubrik, Inc.	Q3 2025 Form 10-Q	2

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

Rubrik, Inc.	Q3 2025 Form 10-Q	3

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

WHERE YOU CAN FIND MORE INFORMATION
Investors and others should note that we may announce material business and financial information to our investors using our Investor Relations website (ir.rubrik.com), our filings with the Securities and Exchange Commission (the “SEC”), webcasts, press releases, public conference calls, and blogs published on our website. We use these mediums, as well as social media, including certain X (formerly Twitter) (@rubrikInc and @bipulsinha) and LinkedIn (www.linkedin.com/company/rubrik-inc and www.linkedin.com/in/bipulsinha) accounts, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available in these locations may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available in these locations.
The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Rubrik, Inc.	Q3 2025 Form 10-Q	4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Rubrik, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	October 31,	January 31,
	2024	2024
Assets
Current assets
Cash and cash equivalents	$103,896	$130,031
Short-term investments	528,081	149,220
Accounts receivable, net of allowances of $200 and $247	147,684	133,544
Deferred commissions	85,647	72,057
Prepaid expenses and other current assets	78,383	63,861
Total current assets	943,691	548,713
Property and equipment, net	49,294	47,873
Deferred commissions, noncurrent	124,280	113,814
Goodwill	100,343	100,343
Other assets, noncurrent	51,083	62,867
Total assets	$1,268,691	$873,610
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities
Accounts payable	$9,382	$6,867
Accrued expenses and other current liabilities	121,164	122,934
Deferred revenue	686,010	526,480
Total current liabilities	816,556	656,281
Deferred revenue, noncurrent	597,233	579,781
Other liabilities, noncurrent	58,998	55,050
Debt, noncurrent	316,991	287,042
Total liabilities	1,789,778	1,578,154
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.000025 par value – zero and 74,182,559 shares authorized as of October 31, 2024 and January 31, 2024, respectively; zero and 74,182,559 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively; liquidation preference of zero and $715,100 as of October 31, 2024 and January 31, 2024, respectively	—	714,713
Stockholders’ deficit
Preferred stock, $0.000025 par value – 20,000,000 and zero shares authorized as of October 31, 2024 and January 31, 2024, respectively; zero shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	—	—
Common stock, $0.000025 par value – zero and 203,935,682 shares authorized as of October 31, 2024 and January 31, 2024, respectively; zero and 55,862,729 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	—	1
Convertible founders stock, $0.000125 par value – zero and 5,400,000 shares authorized as of October 31, 2024 and January 31, 2024, respectively; zero and 5,400,000 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	—	—
Class A common stock, $0.000025 par value – 1,070,000,000 and zero shares authorized as of October 31, 2024 and January 31, 2024, respectively; 87,044,828 and zero shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	2	—
Class B common stock, $0.000025 par value – 210,000,000 and zero shares authorized as of October 31, 2024 and January 31, 2024, respectively; 98,149,849 and zero shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	2	—
Additional paid-in capital	2,202,169	265,494
Accumulated other comprehensive loss	(816)	(2,239)
Accumulated deficit	(2,722,444)	(1,682,513)
Total stockholders’ deficit	(521,087)	(1,419,257)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$1,268,691	$873,610
The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubrik, Inc.	Q3 2025 Form 10-Q	5

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue
Subscription	$221,511	$143,363	$585,021	$379,217
Maintenance	4,342	8,979	15,027	31,861
Other	10,325	13,262	28,396	41,801
Total revenue	236,178	165,604	628,444	452,879

Cost of revenue
Subscription	46,486	22,697	166,006	67,538
Maintenance	824	1,398	5,473	5,418
Other	8,836	9,613	35,814	32,033
Total cost of revenue	56,146	33,708	207,293	104,989

Gross profit	180,032	131,896	421,151	347,890
Operating expenses
Research and development	80,050	51,372	451,657	147,400
Sales and marketing	158,907	120,847	706,163	353,824
General and administrative	65,862	24,956	281,248	70,061
Total operating expenses	304,819	197,175	1,439,068	571,285

Loss from operations	(124,787)	(65,279)	(1,017,917)	(223,395)
Interest income	7,468	2,934	17,688	8,296
Interest expense	(10,310)	(9,006)	(31,179)	(20,711)
Other income (expense), net	(1,333)	104	(3,406)	(1,574)
Loss before income taxes	(128,962)	(71,247)	(1,034,814)	(237,384)
Income tax expense	1,948	15,020	5,117	19,277
Net loss	$(130,910)	$(86,267)	$(1,039,931)	$(256,661)
Net loss per share attributable to common shareholders, basic and diluted	$(0.71)	$(1.41)	$(7.27)	$(4.25)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	183,590	61,023	142,985	60,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubrik, Inc.	Q3 2025 Form 10-Q	6

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net loss	$(130,910)	$(86,267)	$(1,039,931)	$(256,661)
Foreign currency translation adjustment, net of tax	501	(973)	898	(94)
Unrealized gain (loss) on available-for-sale securities, net of tax	321	99	525	132
Total other comprehensive income (loss), net of tax	822	(874)	1,423	38
Comprehensive loss	$(130,088)	$(87,141)	$(1,038,508)	$(256,623)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubrik, Inc.	Q3 2025 Form 10-Q	7

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)
(unaudited)

	Three Months Ended October 31, 2024
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount
Balances as of July 31, 2024	—	$—	181,422,818	$4	$2,093,874	$(1,638)	$(2,591,534)	$(499,294)
Issuance of common stock upon exercise of stock options	—	—	487,997	—	2,877	—	—	2,877
Issuance of common stock upon settlement of restricted stock units	—	—	2,877,093	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	406,769	—	11,064	—	—	11,064
Stock-based compensation	—	—	—	—	94,354	—	—	94,354
Other comprehensive income (loss)	—	—	—	—	—	822	—	822
Net loss	—	—	—	—	—	—	(130,910)	(130,910)
Balances as of October 31, 2024	—	$—	185,194,677	$4	$2,202,169	$(816)	$(2,722,444)	$(521,087)

	Three Months Ended October 31, 2023
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount
Balances as of July 31, 2023	74,182,559	$714,713	60,552,375	$1	$245,909	$(389)	$(1,498,749)	$(1,253,228)
Issuance of common stock upon exercise of stock options	—	—	160,026	—	1,130	—	—	1,130
Issuance of common stock for business acquisition	—	—	500,000	—	14,070	—	—	14,070
Stock-based compensation	—	—	—	—	652	—	—	652
Other comprehensive income (loss)	—	—	—	—	—	(874)	—	(874)
Net loss	—	—	—	—	—	—	(86,267)	(86,267)
Balances as of October 31, 2023	74,182,559	$714,713	61,212,401	$1	$261,761	$(1,263)	$(1,585,016)	$(1,324,517)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubrik, Inc.	Q3 2025 Form 10-Q	8

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT (CONTINUED)
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended October 31, 2024
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount
Balances as of January 31, 2024	74,182,559	$714,713	61,262,729	$1	$265,494	$(2,239)	$(1,682,513)	$(1,419,257)
Conversion of redeemable convertible preferred stock and founder stock to common stock upon initial public offering	(74,182,559)	(714,713)	74,182,559	2	714,711	—	—	714,713
Issuance of common stock upon initial public offering and underwriters' exercise of over-allotment option, net of underwriting discounts and commissions, and offering costs	—	—	26,972,252	1	805,134	—	—	805,135
Issuance of common stock upon exercise of stock options	—	—	1,168,397	—	6,595	—	—	6,595
Issuance of common stock upon settlement of restricted stock units	—	—	21,201,971	—	(432,512)	—	—	(432,512)
Issuance of common stock under employee stock purchase plan	—	—	406,769	—	11,064	—	—	11,064
Stock-based compensation	—	—	—	—	831,683	—	—	831,683
Other comprehensive income (loss)	—	—	—	—	—	1,423	—	1,423
Net loss	—	—	—	—	—	—	(1,039,931)	(1,039,931)
Balances as of October 31, 2024	—	$—	185,194,677	$4	$2,202,169	$(816)	$(2,722,444)	$(521,087)

	Nine Months Ended October 31, 2023
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount
Balances as of January 31, 2023	74,182,559	$714,713	59,878,717	$1	$242,326	$(1,301)	$(1,328,355)	$(1,087,329)
Issuance of common stock upon exercise of stock options	—	—	833,684	—	3,081	—	—	3,081
Issuance of common stock for business acquisition	—	—	500,000	—	14,070	—	—	14,070
Stock-based compensation	—	—	—	—	2,284	—	—	2,284
Other comprehensive income (loss)	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	(256,661)	(256,661)
Balances as of October 31, 2023	74,182,559	$714,713	61,212,401	$1	$261,761	$(1,263)	$(1,585,016)	$(1,324,517)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubrik, Inc.	Q3 2025 Form 10-Q	9

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,039,931)	$(256,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,542	17,788
Stock-based compensation	827,875	2,284
Amortization of deferred commissions	66,372	56,692
Non-cash interest	29,127	10,117
Deferred income taxes	1,527	1,298
Other	(4,670)	(1,222)
Changes in operating assets and liabilities:
Accounts receivable	(14,312)	13,138
Deferred commissions	(90,428)	(75,802)
Prepaid expenses and other assets	(14,291)	5,861
Accounts payable	3,888	(450)
Accrued expenses and other liabilities	950	(20,740)
Deferred revenue	176,982	230,409
Net cash used in operating activities	(35,369)	(17,288)
Cash flows from investing activities:
Purchases of property and equipment	(11,296)	(9,335)
Capitalized internal-use software	(6,902)	(6,616)
Purchases of investments	(641,292)	(221,602)
Sale of investments	27,978	7,503
Maturities of investments	243,912	198,379
Payment for business combination, net of cash acquired	—	(90,328)
Net cash used in investing activities	(387,600)	(121,999)
Cash flows from financing activities:
Proceeds from initial public offering and underwriters' exercise of over-allotment option, net of underwriting discounts and commissions	815,209	—
Taxes paid related to net share settlement of equity awards	(432,512)	—
Proceeds from exercise of stock options	6,592	3,081
Proceeds from issuance of common stock under employee stock purchase plan	11,064	—
Payments for deferred offering costs, net	(3,545)	(2,939)
Proceeds from issuance of debt, net of discount	—	96,525
Payments for debt discount costs	(475)	—
Payments for debt issuance costs	(233)	(225)
Net cash provided by financing activities	396,100	96,442
Effect of exchange rate on cash, cash equivalents, and restricted cash	898	(94)
Net decrease in cash, cash equivalents, and restricted cash	(25,971)	(42,939)
Cash, cash equivalents, and restricted cash, beginning of year	137,059	140,606
Cash, cash equivalents, and restricted cash, end of year	$111,088	$97,667
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$8,769	$3,741
Cash paid for interest	5,247	9,518
Non-cash investing and financing activities:
Transfers of inventory to property and equipment	$102	$580
Property and equipment received, included in payables and accrued but not paid	$537	$193
Stock-based compensation capitalized in internal-use software	$3,602	$—
Deferred offering costs accrued but not paid	$—	$1,147
Fair value of common stock issued as consideration for business combination	$—	$14,070
The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubrik, Inc.	Q3 2025 Form 10-Q	10

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. The unaudited condensed consolidated financial statements and notes include the Company and its wholly-owned subsidiaries and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus dated April 24, 2024 and filed with the SEC pursuant to Rule 424(b)(4) on April 26, 2024 ("Final Prospectus").

Rubrik, Inc.	Q3 2025 Form 10-Q	11

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

Rubrik, Inc.	Q3 2025 Form 10-Q	12

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

Rubrik, Inc.	Q3 2025 Form 10-Q	13

Timing of revenue recognition (in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Subscription revenue
Products and services transferred over time	$200,102	$120,323	$534,283	$300,825
Products and services transferred at a point in time	21,409	23,040	50,738	78,392
Maintenance revenue
Products and services transferred over time	4,342	8,979	15,027	31,861
Other revenue
Products and services transferred over time	7,530	8,171	22,025	23,775
Products and services transferred at a point in time	2,795	5,091	6,371	18,026
Total revenue	$236,178	$165,604	$628,444	$452,879
Contract assets
The Company invoices its customers in accordance with contractual billing terms established in each contract. As the Company performs under customer contracts, its right to consideration that is unconditional is classified as accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenue the Company has recognized in excess of the amount it has billed to the customer is classified as a contract asset. Contract assets are included in prepaid expenses and other current assets and other assets, noncurrent in the condensed consolidated balance sheets. There were $9.1 million and $9.0 million of contract assets as of October 31, 2024 and January 31, 2024, respectively. The current and noncurrent contract assets balances as of October 31, 2024 were $5.3 million and $3.8 million, respectively, and as of January 31, 2024 were $6.4 million and $2.6 million, respectively.
Deferred revenue
Deferred revenue, which are contract liabilities, are amounts received or due from customers in advance of the Company’s performance. The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year of the condensed consolidated balance sheet date. The Company invoices customers upfront for the majority of contracts, and the increase in the Company’s deferred revenue corresponds to an increase in revenue contracts that include SaaS and support in which the Company satisfies its performance obligations typically over the contractual service period. During the three and nine months ended October 31, 2024, the Company recognized revenue of approximately $192.4 million and $419.2 million, respectively, pertaining to amounts deferred as of July 31, 2024 and January 31, 2024, respectively.
Transaction price allocated to the remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue for contracts that have been invoiced and will be recognized as revenue in future periods.
As of October 31, 2024, total remaining non-cancellable performance obligations under the Company’s contracts with customers was approximately $1,561.2 million. The Company expects to recognize 50% of this amount as revenue over the next 12 months, with the remaining balance to be recognized as revenue thereafter.
Concentration of Risk
Credit risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are primarily held in three financial institutions and, at times, may exceed federally insured limits. The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. The Company has not experienced any credit losses as of October 31, 2024.

Rubrik, Inc.	Q3 2025 Form 10-Q	14

Concentration of revenue and accounts receivable
The following customers individually accounted for 10% or more of total revenue and 10% or more of accounts receivable, net:

	Revenue		Revenue		Accounts Receivable, Net
	Three Months Ended October 31,		Nine Months Ended October 31,		October 31,	January 31,
	2024	2023	2024	2023	2024	2024
Partner A	28%	29%	29%	30%	36%	44%
Partner B	33%	34%	34%	35%	21%	25%
Partner C	10%	12%	10%	11%	11%	*
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
Recently Announced Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The guidance is effective for the Company's annual report for its fiscal year beginning February 1, 2024 and interim periods within its fiscal year beginning February 1, 2025, on a retrospective basis. Early adoption is permitted. The Company is assessing the impact of adopting this standard.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires entities to provide disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, on either a prospective or retrospective basis, with early adoption permitted. The Company is assessing the timing and impact of adopting this standard.
Note 3 – Revenue by Geography
The geographic regions are the Americas, EMEA (Europe, the Middle East, and Africa) and APAC (Asia Pacific). The Company operates as one segment. The following table sets forth revenue by geographic area based on ship to address (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Americas	$169,350	$115,969	$450,785	$315,922
EMEA	56,620	43,544	152,710	119,420
APAC	10,208	6,091	24,949	17,537
Total revenue	$236,178	$165,604	$628,444	$452,879
For the three months ended October 31, 2024 and 2023, United States accounted for $163.6 million and $112.1 million, respectively, or 69% and 68%, respectively, of consolidated total revenue. For the nine months ended October 31, 2024 and 2023, United States accounted for $434.1 million and $305.7 million, respectively, or 69% and 67%, respectively, of consolidated total revenue.

Rubrik, Inc.	Q3 2025 Form 10-Q	15

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
The Company recognized $0.9 million and $0.8 million amortization expense in acquired intangible assets for the three months ended October 31, 2024 and 2023, respectively, and $2.7 million and $0.8 million for the nine months ended October 31, 2024 and 2023, respectively.
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
The Company did not have any level 3 investments as of October 31, 2024 and January 31, 2024. The following table summarizes the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value by significant investment category reported as cash and cash equivalents or short-term investments (in thousands):

					Reported as
October 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$52,767	$—	$—	$52,767	$52,767	$—
Level 1:
Money market funds	36,217	—	—	36,217	36,217	—
U.S. Treasuries	267,712	526	(82)	268,156	—	268,156
Subtotal	303,929	526	(82)	304,373	36,217	268,156
Level 2:
Commercial paper	118,427	39	(3)	118,463	14,912	103,551
Corporate bonds	148,187	247	(108)	148,326	—	148,326
U.S. government agencies	8,041	7	—	8,048	—	8,048
Subtotal	274,655	293	(111)	274,837	14,912	259,925
Total	$631,351	$819	$(193)	$631,977	$103,896	$528,081

Rubrik, Inc.	Q3 2025 Form 10-Q	16

					Reported as
January 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$72,420	$—	$—	$72,420	$72,420	$—
Level 1:
Money market funds	47,696	—	—	47,696	47,696	—
U.S. Treasuries	86,429	70	(13)	86,486	—	86,486
Subtotal	134,125	70	(13)	134,182	47,696	86,486
Level 2:
Commercial paper	33,019	3	(3)	33,019	9,915	23,104
Corporate bonds	17,883	30	(3)	17,910	—	17,910
U.S. government agencies	21,703	27	(10)	21,720	—	21,720
Subtotal	72,605	60	(16)	72,649	9,915	62,734
Total	$279,150	$130	$(29)	$279,251	$130,031	$149,220
The following table summarizes the estimated fair value of the Company’s investments by their remaining contractual maturity dates (in thousands):

October 31, 2024
Due within one year	$451,938
Due between one to two years	76,143
Total	$528,081
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis, and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for its short-term investments there were no material credit or non-credit related impairments as of October 31, 2024 and January 31, 2024.
Note 6 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31,	January 31,
	2024	2024
Prepaid expenses	$63,517	$44,721
Inventory, net	4,073	4,807
Contract assets, current	5,339	6,356
Other current assets	5,454	7,977
Total prepaid expenses and other current assets	$78,383	$63,861

Rubrik, Inc.	Q3 2025 Form 10-Q	17

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31,	January 31,
	2024	2024
Equipment	$71,515	$91,645
Capitalized internal-use software	31,695	21,191
Leasehold improvements	12,559	12,350
Furniture and fixtures	4,679	4,150
Total property and equipment, gross	120,448	129,336
Less: accumulated depreciation and amortization	(71,154)	(81,463)
Total property and equipment, net	$49,294	$47,873

Depreciation expense related to the Company’s property and equipment, which did not include amortization expense related to capitalized internal-use software, was $4.3 million and $4.3 million for the three months ended October 31, 2024 and 2023, respectively, and $13.1 million and $12.5 million for the nine months ended October 31, 2024 and 2023, respectively.
Amortization expense relating to capitalized internal-use software was $2.2 million and $1.1 million for the three months ended October 31, 2024 and 2023, respectively, and $5.7 million and $4.5 million for the nine months ended October 31, 2024 and 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31,	January 31,
	2024	2024
Accrued expenses	$27,318	$41,773
Accrued bonuses	36,985	31,212
Accrued sales commissions	13,159	18,859
Accrued payroll-related expenses, taxes, and benefits	31,854	20,197
Operating lease liabilities	9,387	10,461
Other	2,461	432
Total accrued expenses and other current liabilities	$121,164	$122,934
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

Rubrik, Inc.	Q3 2025 Form 10-Q	18

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
Under the Amended Delayed Draw Term Loan, the Company borrowed $9.9 million and $4.1 million for the three months ended October 31, 2024 and 2023, respectively, and $29.1 million and $10.1 million for the nine months ended October 31, 2024 and 2023, respectively.
As of October 31, 2024 and January 31, 2024, the Company was in compliance with all of its debt covenants.

Rubrik, Inc.	Q3 2025 Form 10-Q	19

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
Note 8 – Commitments and Contingencies
Purchase Commitments
As of October 31, 2024, there were no significant changes outside the ordinary course of business to the Company's commitments and purchase obligations since January 31, 2024.
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
Note 9 – Redeemable Convertible Preferred Stock
Immediately prior to the closing of the IPO, all 74,182,559 shares of the Company's redeemable convertible preferred stock outstanding were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis, and their carrying value of $714.7 million was reclassified into stockholders' equity. As of October 31, 2024, there were no shares of redeemable convertible preferred stock issued and outstanding.
Note 10 – Stockholders’ Deficit
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 20,000,000 shares of undesignated preferred stock with a par value of $0.000025 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Rubrik, Inc.	Q3 2025 Form 10-Q	20

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
Immediately prior to the closing of the IPO, all 5,400,000 shares of the Company’s convertible founder stock outstanding were automatically converted into an equal number of shares of Class B common stock. As of October 31, 2024, there were no shares of convertible founder stock issued and outstanding.
Equity Incentive Plan
In January 2014, the Company adopted the 2014 Stock Option and Grant Plan, as amended (the “2014 Plan”). The 2014 Plan permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, or RSU awards based on, or related to, shares of the Company’s common stock. The 2014 Plan was terminated in April 2024 in connection with the IPO, but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2014 Plan. No further equity awards will be granted under the 2014 Plan. With the establishment of the 2024 Equity Incentive Plan (the “2024 Plan”), upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding equity awards granted under the 2014 Plan, an equal number of shares of Class A common stock will become available for grant under the 2024 Plan. As of October 31, 2024, 32,559,134 shares of Class B common stock granted under the 2014 Plan remain outstanding.
In March 2024, the Company's board of directors adopted, and in April 2024, the Company's stockholders approved, the 2024 Plan, which became effective in connection with the Company’s IPO. The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance-based awards, and other forms of awards to employees, non-employee directors and consultants, and employees and consultants of the Company's affiliates. A total of 46,073,027 shares of the Company’s Class A common stock have been reserved for future issuance under the 2024 Plan in addition to (i) shares underlying outstanding equity awards granted under the 2014 Plan that expire, or are forfeited, cancelled, or reacquired, as described above, and (ii) any automatic increases in the number of shares of Class A common stock reserved for future issuance under this plan. As of October 31, 2024, 61,430,628 shares were available for future issuance under the 2024 Plan.
In March 2024, the board of directors adopted, and in April 2024, the stockholders approved, the 2024 Employee Stock Purchase Plan (the “2024 ESPP” or the "ESPP"), which became effective in connection with the Company’s IPO. The 2024 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 4,607,303 shares of the Company’s Class A common stock have been reserved for future issuance under the 2024 ESPP, in addition to any automatic increases in the number of shares of Class A common stock reserved for future issuance under this plan. As of October 31, 2024, 4,200,534 shares were available for future issuance under the 2024 ESPP.
Stock Options
Options issued under the Company's 2014 Plan and 2024 Plan generally are exercisable for periods not to exceed 10 years and generally vest over four years with 25% vesting after one year and the remainder vesting monthly thereafter in equal installments.

Rubrik, Inc.	Q3 2025 Form 10-Q	21

A summary of the stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2024	3,185,020	$6.23	4.2	$71,347
Granted	8,000,000	32.00
Exercised	(1,168,397)	5.64		31,720
Cancelled	(31,291)	15.92
Outstanding as of October 31, 2024	9,985,332	$26.91	8.3	$143,248
Vested and exercisable as of October 31, 2024	1,921,675	$5.95	3.4	$67,848
There were no options with only a service-based vesting condition granted during the nine months ended October 31, 2024 and 2023.
The intrinsic value of the options exercised represents the difference between the estimated fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.
As of October 31, 2024, there was approximately $111.8 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.5 years.
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

Tranche	Target Stock Value	Number of Stock Options Eligible to Vest	Option Valuation Expiration Date
1	$42.88	666,667	Fifth anniversary of the Company's IPO
2	$53.76	666,667
3	$64.64	666,667
4	$75.52	666,667
5	$86.40	666,667	Seventh anniversary of the Company's IPO
6	$96.96	666,667
7	$107.84	666,667
8	$118.72	666,667
9	$161.92	1,333,332
10	$242.88	1,333,332

Rubrik, Inc.	Q3 2025 Form 10-Q	22

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
A summary of the RSU activity and related information is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2024	50,191,670	$16.09
Granted	11,325,046	30.97
Vested	(35,887,817)	14.17
Forfeited	(2,344,247)	22.79
Unvested as of October 31, 2024	23,284,652	$25.51
Vested and not yet released	1,179,941	5.79
Outstanding as of October 31, 2024	24,464,593	$24.55
In February 2024, we modified an existing service- performance-, and market-based condition equity award of 1,158,082 RSUs by extending the expiration date from May 2, 2025 to May 2, 2028. The performance-based condition related to the occurrence of a qualifying event was satisfied at the completion of the Company's IPO. The total incremental fair value resulting from the modification was $24.1 million and the total stock-based compensation expense of the equity award of $30.4 million is recorded over the requisite service period. As of October 31, 2024, the Company has recognized all stock-based compensation expense for this equity award.
For the nine months ended October 31, 2024 and 2023, the total grant date fair value of vested RSUs was $508.7 million and zero, respectively.
As of October 31, 2024, there was approximately $337.0 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
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

Rubrik, Inc.	Q3 2025 Form 10-Q	23

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
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Nine Months Ended
	October 31, 2024	October 31, 2024
Expected term (in years)	0.5 - 2.0	0.4 - 2.0
Expected volatility	56.5% - 69.1%	56.5% - 71.7%
Risk-free interest rate	3.6% - 4.4%	3.6% - 5.4%
Dividend yield	—	—
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
As of October 31, 2024, there was approximately $17.0 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 1.0 years.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cost of revenue
Subscription	$4,684	$39	$45,358	$43
Maintenance	196	7	2,939	7
Other	1,075	2	13,603	8
Research and development	23,088	191	275,562	994
Sales and marketing	27,468	268	301,611	1,030
General and administrative	36,016	145	188,802	202
Total stock-based compensation expense	$92,527	$652	$827,875	$2,284
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

Rubrik, Inc.	Q3 2025 Form 10-Q	24

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31,
	2024		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(53,934)	$(76,976)	$—	$(86,267)
Denominator:
Weighted-average common stock shares used in computing net loss per share, basic and diluted	75,638	107,952	—	55,623
Weighted-average founders stock shares used in computing net loss per share, basic and diluted	—	—	—	5,400
Net loss per common stock share, basic and diluted	$(0.71)	$(0.71)	$—	$(1.41)
Net loss per founders stock share, basic and diluted	$—	$—	$—	$(1.41)

	Nine Months Ended October 31,
	2024		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(327,198)	$(712,733)	$—	$(256,661)
Denominator:
Weighted-average common stock shares used in computing net loss per share, basic and diluted	44,988	97,997	—	55,025
Weighted-average founders stock shares used in computing net loss per share, basic and diluted	—	—	—	5,400
Net loss per common stock share, basic and diluted	$(7.27)	$(7.27)	$—	$(4.25)
Net loss per founders stock share, basic and diluted	$—	$—	$—	$(4.25)
The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Redeemable convertible preferred stock	—	74,183	—	74,183
Issued and outstanding common stock options	9,985	3,240	9,985	3,240
Unvested RSUs issued and outstanding	23,285	48,482	23,285	48,482
Total	33,270	125,905	33,270	125,905
Note 12 – Income Taxes
The Company recorded a tax expense of $1.9 million and $15.0 million for the three months ended October 31, 2024 and 2023, respectively, and $5.1 million and $19.3 million for the nine months ended October 31, 2024 and 2023, respectively. For the three months ended October 31, 2024, the income tax provision consisted of taxes on the income of the Company's foreign subsidiaries, foreign withholding taxes, and U.S. state taxes. For the three months ended October 31, 2023, the income tax provision consisted of taxes on the income of the Company's foreign subsidiaries, foreign withholding taxes, and U.S. state taxes, as well as the impact of integrating the operations of Laminar. For the nine months ended October 31, 2024, the income tax provision consisted of taxes on the income of the Company’s foreign subsidiaries, foreign withholding taxes, and U.S. state taxes partially offset by a U.S. federal & state tax benefit as a result of several of the Company's foreign subsidiaries making an election in the current year to be treated as U.S.

Rubrik, Inc.	Q3 2025 Form 10-Q	25

branches for federal income tax purposes effective in the fiscal year ended January 31, 2024. For the nine months ended October 31, 2023, the income tax provision consisted of taxes on the income of the Company's foreign subsidiaries, foreign withholding taxes, and U.S. state taxes as well as the impact of integrating the operations of Laminar.
As of October 31, 2024, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Rubrik, Inc.	Q3 2025 Form 10-Q	26

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

Rubrik, Inc.	Q3 2025 Form 10-Q	27

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
Key Business Metrics
We monitor the following key business metrics to help us evaluate our business.

Rubrik, Inc.	Q3 2025 Form 10-Q	28

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
The following table sets forth our Subscription ARR as of the dates presented:

	October 31,
	2024	2023

	(in thousands, except percentages)
Subscription ARR	$1,002,252	$724,811
% growth	38%	58%
Subscription ARR does not include any maintenance revenue associated with perpetual licenses, which we generally no longer offer. Of the 38% and 58% growth, 2.0 percentage points and approximately 6.0 percentage points of growth for the twelve months ended
October 31, 2024 and 2023, respectively, were a result of transitioning our existing maintenance customers to our subscription editions. We expect the contributions to growth from these transitions to subside in fiscal 2026.
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
The following table sets forth our Cloud ARR as of the dates presented:

	October 31,
	2024	2023

	(in thousands, except percentages)
Cloud ARR	$768,838	$454,866
% growth	69%	164%
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

Rubrik, Inc.	Q3 2025 Form 10-Q	29

The following table sets forth our average subscription dollar-based net retention rate as of the dates presented:

	October 31,
	2024	2023
Average subscription dollar-based net retention rate	over 120%	over 130%
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
The following table sets forth the number of customers with $100,000 or more in Subscription ARR as of the dates presented:

	October 31,
	2024	2023
Customers with $100,000 or more in Subscription ARR	2,085	1,581
% growth	32%	53%
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
Free cash flow was $(53.6) million and $(33.2) million for the nine months ended October 31, 2024 and 2023, respectively. Free cash flow for the nine months ended October 31, 2024 includes a cash outlay of $22.8 million for employer payroll taxes due to the vesting of certain equity awards in conjunction with the initial public offering. Adjusting for employer payroll taxes, the modest improvement in free cash flow was primarily due to higher sales that were offset by higher expenses including expenses associated with our acquisition of Laminar which was completed in August 2023, a decrease in contract term due to the growth of our Cloud and SaaS products, and an increasing mix of annual and consumption payments from customers. This trend when combined with changes in new business growth, may result in free cash flow volatility across periods.
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

Rubrik, Inc.	Q3 2025 Form 10-Q	30

The following table presents a reconciliation of free cash flow to net cash used in operating activities for the periods presented:

	Nine Months Ended October 31,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(35,369)	$(17,288)
Less: Purchases of property and equipment	(11,296)	(9,335)
Less: Capitalized internal-use software	(6,902)	(6,616)
Free cash flow	$(53,567)	$(33,239)
Net cash used in investing activities	$(387,600)	$(121,999)
Net cash provided by financing activities	$396,100	$96,442
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
Subscription ARR Contribution Margin was (3)%, and (14)% for the 12 months ended October 31, 2024 and 2023, respectively. For the 12 months ended October 31, 2024, the non-GAAP expenses includes the recognition of $22.8 million for employer payroll taxes due to the vesting of certain equity awards in conjunction with the initial public offering. Adjusting for this, the Subscription ARR Contribution Margin was (1)% for the 12 months ended October 31, 2024. The increase in Subscription ARR Contribution Margin was primarily driven by the strong year-over-year growth in Subscription ARR, compared to year-over-year growth in non-GAAP subscription costs of sales and non-GAAP operating expenses. We believe that this increase in Subscription ARR Contribution Margin reflects increased operating leverage in our business.
The following table presents the calculation of Subscription ARR Contribution Margin for the periods presented as well as a reconciliation of (i) non-GAAP subscription cost of revenue to cost of revenue and (ii) non-GAAP operating expenses to operating expenses.

	Twelve Months Ended October 31,
	2024	2023

	(in thousands, except percentages)
Subscription cost of revenue	$196,395	$87,061
Stock-based compensation expense	(45,360)	(45)
Stock-based compensation from amortization of capitalized internal-use software	(163)	(212)
Amortization of acquired intangibles	(3,672)	(869)
Non-GAAP subscription cost of revenue	$147,200	$85,935

Operating expenses	$1,657,219	$747,628
Stock-based compensation expense	(769,401)	(3,761)
Non-GAAP operating expenses	$887,818	$743,867

Subscription ARR	$1,002,252	$724,811
Non-GAAP subscription cost of revenue	(147,200)	(85,935)
Non-GAAP operating expenses	(887,818)	(743,867)
Subscription ARR Contribution	$(32,766)	$(104,991)
Subscription ARR Contribution Margin	(3)%	(14)%

Rubrik, Inc.	Q3 2025 Form 10-Q	31

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

Rubrik, Inc.	Q3 2025 Form 10-Q	32

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

Rubrik, Inc.	Q3 2025 Form 10-Q	33

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

Rubrik, Inc.	Q3 2025 Form 10-Q	34

Results of Operations
The following tables summarize our condensed consolidated statements of operations data for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Revenue
Subscription	$221,511	$143,363	$585,021	$379,217
Maintenance	4,342	8,979	15,027	31,861
Other	10,325	13,262	28,396	41,801
Total revenue	236,178	165,604	628,444	452,879
Cost of revenue
Subscription(1)	46,486	22,697	166,006	67,538
Maintenance(1)	824	1,398	5,473	5,418
Other(1)	8,836	9,613	35,814	32,033
Total cost of revenue	56,146	33,708	207,293	104,989
Gross profit	180,032	131,896	421,151	347,890
Operating expenses
Research and development(1)	80,050	51,372	451,657	147,400
Sales and marketing(1)	158,907	120,847	706,163	353,824
General and administrative(1)	65,862	24,956	281,248	70,061
Total operating expenses	304,819	197,175	1,439,068	571,285
Loss from operations	(124,787)	(65,279)	(1,017,917)	(223,395)
Interest income	7,468	2,934	17,688	8,296
Interest expense	(10,310)	(9,006)	(31,179)	(20,711)
Other income (expense), net	(1,333)	104	(3,406)	(1,574)
Loss before income taxes	(128,962)	(71,247)	(1,034,814)	(237,384)
Income tax expense	1,948	15,020	5,117	19,277
Net loss	$(130,910)	$(86,267)	$(1,039,931)	$(256,661)
Net loss per share attributable to common shareholders, basic and diluted	$(0.71)	$(1.41)	$(7.27)	$(4.25)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	183,590	61,023	142,985	60,425
(1) Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue
Subscription	$4,684	$39	$45,358	$43
Maintenance	196	7	2,939	7
Other	1,075	2	13,603	8
Research and development	23,088	191	275,562	994
Sales and marketing	27,468	268	301,611	1,030
General and administrative	36,016	145	188,802	202
Total stock-based compensation expense	$92,527	$652	$827,875	$2,284

Rubrik, Inc.	Q3 2025 Form 10-Q	35

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue
Subscription	94%	87%	93%	84%
Maintenance	2	5	2	7
Other	4	8	5	9
Total revenue	100	100	100	100
Cost of revenue
Subscription	20	14	26	15
Maintenance	1	1	1	1
Other	3	5	6	7
Total cost of revenue	24	20	33	23
Gross profit	76	80	67	77
Operating expenses
Research and development	34	31	72	33
Sales and marketing	67	73	112	78
General and administrative	28	15	45	15
Total operating expenses	129	119	229	126
Loss from operations	(53)	(39)	(162)	(49)
Interest income	3	1	3	2
Interest expense	(4)	(5)	(5)	(5)
Other income (expense), net	(1)	—	(1)	—
Loss before income taxes	(55)	(43)	(165)	(52)
Income tax expense	—	9	—	5
Net loss	(55)%	(52)%	(165)%	(57)%
Comparison of the Three and Nine Months Ended October 31, 2024 and 2023
Revenue

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Subscription	$221,511	$143,363	$78,148	55%
Maintenance	4,342	8,979	(4,637)	(52)%
Other	10,325	13,262	(2,937)	(22)%
Total revenue	$236,178	$165,604	$70,574	43%

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Subscription	$585,021	$379,217	$205,804	54%
Maintenance	15,027	31,861	(16,834)	(53)%
Other	28,396	41,801	(13,405)	(32)%
Total revenue	$628,444	$452,879	$175,565	39%
Growth in subscription revenue was driven by growth in Subscription ARR but also benefited from the fiscal 2024 revenue headwind related to the transition to RSC and higher than expected upfront and non-recurring revenue. The higher than expected upfront and non-recurring revenue is due to higher new sales and renewals of RSC-Private from regulated and government verticals in the third quarter of fiscal 2025 as well as the extension of transition licenses to some of our customers, as they progress through their adoption of RSC.

Rubrik, Inc.	Q3 2025 Form 10-Q	36

Our Subscription ARR grew from $724.8 million as of October 31, 2023 to $1,002.3 million as of October 31, 2024, representing a 38% increase. Of the increase in Subscription ARR, 2.0 percentage points are a result of transitioning our existing maintenance customers to our subscription editions. A further indication of our ability to expand revenue from existing customers is through our average subscription dollar-based net retention rate which was greater than 120% as of October 31, 2024. We had 2,085 customers with $100,000 or more in Subscription ARR as of October 31, 2024, increasing from 1,581 as of October 31, 2023.
Maintenance revenue associated with sales of perpetual licenses of our legacy CDM product decreased for the three and nine months ended October 31, 2024. Maintenance revenue represented 2% and 5% of total revenue for the three months ended October 31, 2024 and 2023, respectively and 2% and 7% of total revenue for the nine months ended October 31, 2024 and 2023, respectively. We expect the transition of existing maintenance customers adopting RSC subscription offerings to be largely completed by the end of fiscal 2026.
Other revenue, which consists primarily of sales of Rubrik-branded Appliances and professional services, decreased for the three and nine months ended October 31, 2024. Sales of Rubrik-branded Appliances decreased by $2.3 million and $11.2 million for the three and nine months ended October 31, 2024, respectively, as we are transitioning sales of our Rubrik-branded Appliances from us to our contract manufacturers and no longer offer new perpetual licenses. We expect our other revenue as a percentage of total revenue to continue to decrease.
Cost of Revenue

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscription	$46,486	$22,697	$23,789	105%
Maintenance	824	1,398	(574)	(41)%
Other	8,836	9,613	(777)	(8)%
Total cost of revenue	$56,146	$33,708	$22,438	67%

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscription	$166,006	$67,538	$98,468	146%
Maintenance	5,473	5,418	55	1%
Other	35,814	32,033	3,781	12%
Total cost of revenue	$207,293	$104,989	$102,304	97%
Cost of subscription revenue increased for the three and nine months ended October 31, 2024 primarily due to the recognition of stock-based compensation expense of $4.6 million and $45.3 million, respectively, after and as a result of the completion of our IPO, an increase in $13.1 million and $36.9 million, respectively, in hosting costs due to the launch and adoption of more SaaS products by our customers, and an increase of $2.6 million and $9.3 million, respectively, from growth in our customer support organization.
Cost of maintenance revenue decreased for the three months ended October 31, 2024 primarily due to a decrease in our customer support organization costs relating to maintenance revenue as we no longer offer new perpetual licenses and as existing maintenance customers adopt RSC subscription offerings. Cost of maintenance revenue increased for the nine months ended October 31, 2024 primarily due to $2.9 million in stock-based compensation expense we recognized after and as a result of the completion of our IPO, partially offset by a $2.6 million decrease in our customer support organization costs relating to maintenance revenue as we no longer offer new perpetual licenses and as existing maintenance customers adopt RSC subscription offerings.
Cost of other revenue decreased for the three months ended October 31, 2024 primarily due to a decrease in Rubrik-branded Appliances costs as we are transitioning the sale of Rubrik-branded Appliances from us to our contract manufacturers. Cost of other revenue increased for the nine months ended October 31, 2024 primarily due to $13.6 million in stock-based compensation expense we recognized after and as a result of the completion of our IPO, partially offset by a decrease in Rubrik-branded Appliances costs of $10.6 million as we are transitioning the sale of Rubrik-branded Appliances from us to our contract manufacturers.

Rubrik, Inc.	Q3 2025 Form 10-Q	37

Gross Profit and Gross Margin

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Gross profit
Subscription	$175,025	$120,666	$54,359	45%
Maintenance	3,518	7,581	(4,063)	(54)%
Other	1,489	3,649	(2,160)	(59)%
Total gross profit	$180,032	$131,896	$48,136	36%

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Gross profit
Subscription	$419,015	$311,679	$107,336	34%
Maintenance	9,554	26,443	(16,889)	(64)%
Other	(7,418)	9,768	(17,186)	(176)%
Total gross profit	$421,151	$347,890	$73,261	21%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Gross margin
Subscription	79%	84%	72%	82%
Maintenance	81%	84%	64%	83%
Other	14%	28%	(26)%	23%
Total gross margin	76%	80%	67%	77%
Subscription gross margin decreased for the three and nine months ended October 31, 2024 due to the stock-based compensation expense we recognized after and as a result of the completion of our IPO and an increase in hosting costs associated with our development and launch of more SaaS products.
Maintenance gross margin decreased for the three and nine months ended October 31, 2024 due to the stock-based compensation expense we recognized after and as a result of the completion of our IPO.
Other gross margin decreased for the three and nine months ended October 31, 2024 due to the stock-based compensation expense we recognized after and as a result of the completion of our IPO.
Operating Expenses
Research and Development

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$80,050	$51,372	$28,678	56%

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$451,657	$147,400	$304,257	206%
Research and development expenses increased for the three and nine months ended October 31, 2024. Employee compensation and related expenses increased by $27.0 million and $299.1 million, respectively, due to $22.9 million and $274.6 million, respectively, of stock-based compensation expense we recognized after and as a result of the completion of our IPO and increases in headcount as we continued to develop new products and enhance the functionalities of our existing products.

Rubrik, Inc.	Q3 2025 Form 10-Q	38

Sales and Marketing

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$158,907	$120,847	$38,060	31%

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$706,163	$353,824	$352,339	100%
Sales and marketing expenses increased for the three and nine months ended October 31, 2024. Employee compensation and related expenses increased by $32.9 million and $338.5 million, respectively, due to $27.2 million and $300.6 million, respectively, of stock-based compensation expense we recognized after and as a result of the completion of our IPO and increases in headcount.
General and Administrative

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$65,862	$24,956	$40,906	164%

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$281,248	$70,061	$211,187	301%
General and administrative expenses increased for the three and nine months ended October 31, 2024. Employee compensation and related expenses increased by $38.3 million and $200.5 million, respectively, due to $35.9 million and $188.6 million, respectively, of stock-based compensation expense we recognized after and as a result of the completion of our IPO and increases in headcount.
Other Non-Operating Income (Expense)

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income	$7,468	$2,934	$4,534	155%
Interest expense	(10,310)	(9,006)	(1,304)	14%
Other income (expense), net	(1,333)	104	(1,437)	(1382)%

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income	$17,688	$8,296	$9,392	113%
Interest expense	(31,179)	(20,711)	(10,468)	51%
Other income (expense), net	(3,406)	(1,574)	(1,832)	116%
Interest income increased for the three and nine months ended October 31, 2024 due to higher cash, cash equivalents, and investment balances and higher interest rates.
Interest expense increased for the three and nine months ended October 31, 2024 primarily due to our Prior Credit Facility and Amended Credit Facility (each as defined below).

Rubrik, Inc.	Q3 2025 Form 10-Q	39

Income Tax Expense

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax expense	$1,948	$15,020	$(13,072)	(87)%

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax expense	$5,117	$19,277	$(14,160)	(73)%
Our income tax expense decreased for the three months ended October 31, 2024 due to the impact of integrating the operations of Laminar during the three months ended October 31, 2023.
Our income tax expense decreased for the nine months ended October 31, 2024 due to the impact of integrating the operations of Laminar during the three months ended October 31, 2023 and several of our foreign subsidiaries making an election in the current year to be treated as U.S. branches for federal income tax purposes effective in fiscal 2024.
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

Rubrik, Inc.	Q3 2025 Form 10-Q	40

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
Our billings grow with new business growth. The majority of our billings are driven by invoicing our customers for multi-year commitments. However, this may evolve as customers have opted to, and may continue to opt to, pay us on an annual or consumption basis based on products purchased due to the growth in our SaaS product offerings. In addition, our billings are subject to seasonality, with billings in the fourth quarter being substantially higher than in the other three quarters. As of October 31, 2024, we had cash, cash equivalents, and short-term investments of $632.0 million. Our cash equivalents and investments primarily consist of money market funds, U.S. treasuries, commercial paper, corporate bonds, and U.S. government agencies securities. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $(2,722.4) million as of October 31, 2024. We expect to continue to incur operating losses, and our operating cash flows may fluctuate between positive and negative amounts for the foreseeable future due to the investments we intend to make as described above. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
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
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(35,369)	$(17,288)
Net cash used in investing activities	$(387,600)	$(121,999)
Net cash provided by financing activities	$396,100	$96,442

Rubrik, Inc.	Q3 2025 Form 10-Q	41

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
For the nine months ended October 31, 2024, net cash used in operating activities of $35.4 million resulted primarily from a net loss of $1,039.9 million, partially offset by $827.9 million of stock-based compensation, $66.4 million of amortization of deferred commissions, $29.1 million for non-cash interest related to debt, $21.5 million for depreciation and amortization, and $62.8 million of net cash inflow from changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $177.0 million increase in deferred revenue from increased billings and a $3.9 million increase in accounts payable. The cash inflow was partially offset by a $90.4 million increase in deferred commissions, a $14.3 million increase in prepaid expense and other assets and a $14.3 million increase in accounts receivable.
For the nine months ended October 31, 2023, net cash used in operating activities of $17.3 million resulted primarily from a net loss of $256.7 million, partially offset by $56.7 million of amortization of deferred commissions, $17.8 million for depreciation and amortization, $10.1 million for non-cash interest related to debt, and $152.4 million of net cash inflow from changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $230.4 million increase in deferred revenue from increased billings, a $13.1 million decrease in accounts receivable and a $5.9 million decrease in prepaid expense and other assets. The cash inflow was partially offset by a $75.8 million increase in deferred commissions and $20.7 million decrease in accrued expenses and other liabilities.
Investing Activities
For the nine months ended October 31, 2024, net cash used in investing activities of $387.6 million resulted from $641.3 million in purchases of investments, $11.3 million in purchases of property and equipment, and $6.9 million in capitalized internal-use software, offset by $271.9 million in proceeds from maturities and sales of investments.
For the nine months ended October 31, 2023, net cash used in investing activities of $122.0 million resulted from $221.6 million in purchases of investments, $90.3 million paid to acquire Laminar, $9.3 million in purchases of property and equipment, and $6.6 million in capitalized internal-use software, offset by $205.8 million in proceeds from maturities and sales of investments.
Financing Activities
For the nine months ended October 31, 2024, net cash provided by financing activities of $396.1 million resulted primarily from $815.2 million in proceeds from our IPO and underwriters' exercise of over-allotment option, net of underwriting discounts and commissions, $11.1 million in proceeds from issuance of common stock under employee stock purchase plan, and $6.6 million from the exercise of stock options, partially offset by $432.5 million in taxes paid related to the net share settlement of equity awards that vested since our IPO, and $3.5 million for payment of deferred offering costs.
For the nine months ended October 31, 2023, net cash provided by financing activities of $96.4 million resulted primarily from $96.5 million in proceeds from the issuance of debt, net of discount and $3.1 million from the exercise of stock options, offset by $2.9 million for payment of deferred offering costs.
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

Rubrik, Inc.	Q3 2025 Form 10-Q	42

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
Interest Rate Risk
As of October 31, 2024, we had cash, cash equivalents, and short-term investments of $632.0 million and restricted cash of $7.2 million. Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. A hypothetical 10% increase or decrease in interest rates would not have a material effect on the fair market value of our portfolio.
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

Rubrik, Inc.	Q3 2025 Form 10-Q	43

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Rubrik, Inc.	Q3 2025 Form 10-Q	44

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
Our revenue was $628.4 million and $452.9 million for the nine months ended October 31, 2024 and 2023, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will fluctuate in the future as a result of a variety of factors, including our transition for new and existing customers to sales of Rubrik Security Cloud ("RSC"), for which an increasing amount of our software revenue will be recognized ratably.
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

Rubrik, Inc.	Q3 2025 Form 10-Q	45

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

Rubrik, Inc.	Q3 2025 Form 10-Q	46

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

Rubrik, Inc.	Q3 2025 Form 10-Q	47

We have a history of operating losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We generated net losses of $(1,039.9) million and $(256.7) million for the nine months ended October 31, 2024 and 2023, respectively. As of October 31, 2024 and January 31, 2024, we had an accumulated deficit of $(2,722.4) million and $(1,682.5) million, respectively. While we have experienced rapid revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. In particular, as we expand the availability of our platform, increase our ability to secure data across multiple different sources, and extend our capabilities across data resilience, data observability, and data remediation, our ability to achieve and maintain profitability will be highly dependent on our ability to successfully market our platform and data security products to new and existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our data security products, including by introducing new features and functionality and securing additional applications, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our data security products by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, our data security solutions operate on a public cloud infrastructure provided by third-party vendors, including Google Cloud ("GCP"), Microsoft Azure ("Azure"), and Amazon Web Services ("AWS"), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers. To the extent we are able to drive adoption of our platform and data security products, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, unforeseen expenses, difficulties, complications, or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
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

Rubrik, Inc.	Q3 2025 Form 10-Q	48

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

Rubrik, Inc.	Q3 2025 Form 10-Q	49

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

Rubrik, Inc.	Q3 2025 Form 10-Q	50

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

Rubrik, Inc.	Q3 2025 Form 10-Q	51

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

Rubrik, Inc.	Q3 2025 Form 10-Q	52

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

Rubrik, Inc.	Q3 2025 Form 10-Q	53

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

Rubrik, Inc.	Q3 2025 Form 10-Q	54

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

Rubrik, Inc.	Q3 2025 Form 10-Q	55

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

Rubrik, Inc.	Q3 2025 Form 10-Q	56

A large majority of the customer enterprise data we secure relies upon Rubrik-branded Appliances, which are currently built on servers supplied and designed by Super Micro Computer, Inc. ("Supermicro"). If we are unable to manage our relationship with Supermicro effectively, or if Supermicro suffers delays or disruptions for any reason, including due to recent reports of challenges at Supermicro, experiences increased manufacturing lead-times, capacity constraints, or quality control problems in its manufacturing operations, or fails to meet our requirements for timely delivery, or if Supermicro no longer produces the servers for our Rubrik-branded Appliances, our end-customer’s ability to procure Rubrik-branded Appliances in a timely manner would be impaired. While customers would have the ability to purchase compatible third-party commodity servers from other OEMs, and we have the ability to qualify new commodity servers for Rubrik-branded Appliances, this may create increased costs or delays for our customers and impact their customer experience, which could negatively impact our sales and our business. See the section titled “Business—Manufacturing” for additional information regarding our contractual relationship with Supermicro.
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

Rubrik, Inc.	Q3 2025 Form 10-Q	57

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
•downgrades in customer subscriptions;
•customers and potential customers opting for alternative data security solutions, including developing their own in-house solutions;
•timing and amount of our investments to expand the capacity of our third-party cloud service providers;
•seasonality in sales, results of operations, and remaining performance obligations;

Rubrik, Inc.	Q3 2025 Form 10-Q	58

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

Rubrik, Inc.	Q3 2025 Form 10-Q	59

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

Rubrik, Inc.	Q3 2025 Form 10-Q	60

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

Rubrik, Inc.	Q3 2025 Form 10-Q	61

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

Rubrik, Inc.	Q3 2025 Form 10-Q	62

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

Rubrik, Inc.	Q3 2025 Form 10-Q	63

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

Rubrik, Inc.	Q3 2025 Form 10-Q	64

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

Rubrik, Inc.	Q3 2025 Form 10-Q	65

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

Rubrik, Inc.	Q3 2025 Form 10-Q	66

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
In October 2023, we received a grand jury subpoena from the Department of Justice, U.S. Attorney’s Office for the District of Maryland ("DOJ"), which requested information regarding two specific companies, which we subsequently learned were associated with an employee from one of our sales teams who is no longer with the company and who was indicted by a federal grand jury in the District of Maryland in October 2024 and is being prosecuted by the DOJ. We are fully cooperating with this investigation and have been conducting our own thorough internal investigation. In the course of our internal investigation, we have discovered communications among certain employees within one of our sales teams, including such former Rubrik employee, that relate to potential violations of federal law in connection with government contracts, and are similarly cooperating with the DOJ with respect to these matters. These investigations are ongoing, and we do not know when they will be completed, the entirety of facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. Because we cannot predict the outcome of these investigations, we are not able to provide an estimate of any possible consequences. A negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as reputational harm and exclusion from future contracting with the federal government.

Rubrik, Inc.	Q3 2025 Form 10-Q	67

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

Rubrik, Inc.	Q3 2025 Form 10-Q	68

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

Rubrik, Inc.	Q3 2025 Form 10-Q	69

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

Rubrik, Inc.	Q3 2025 Form 10-Q	70

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

Rubrik, Inc.	Q3 2025 Form 10-Q	71

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

Rubrik, Inc.	Q3 2025 Form 10-Q	72

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

Rubrik, Inc.	Q3 2025 Form 10-Q	73

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

Rubrik, Inc.	Q3 2025 Form 10-Q	74

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

Rubrik, Inc.	Q3 2025 Form 10-Q	75

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

Rubrik, Inc.	Q3 2025 Form 10-Q	76

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

Rubrik, Inc.	Q3 2025 Form 10-Q	77

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
•inflationary pressures, such as those the global market is currently experiencing, which may increase costs for certain services;
•health epidemics or pandemics, such as the COVID-19 pandemic;

Rubrik, Inc.	Q3 2025 Form 10-Q	78

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

Rubrik, Inc.	Q3 2025 Form 10-Q	79

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
As of January 31, 2024, we had net operating loss ("NOL"), carryforwards for federal and state income tax purposes of $672.9 million and $250.9 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2037 for federal purposes and 2028 for state purposes if not utilized. Under current law, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but such federal NOLs are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year. A lack of future taxable income would adversely affect our ability to utilize certain of these NOLs before they expire. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations; generally a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes under Section 382 of the Code in the past and we may experience additional ownership changes in the future which could affect our ability to utilize our NOLs to offset our income. Similar provisions of state tax law may also apply. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future also may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California has suspended the use of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.

Rubrik, Inc.	Q3 2025 Form 10-Q	80

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

Rubrik, Inc.	Q3 2025 Form 10-Q	81

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

Rubrik, Inc.	Q3 2025 Form 10-Q	82

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
Our Class B common stock has 20 votes per share, whereas our Class A common stock has one vote per share. As a result, as of October 31, 2024, holders of our Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 96% of the voting power of our outstanding capital stock, and our directors, executive officers, and principal stockholders beneficially own approximately 49% of our outstanding classes of common stock as a whole, but control approximately 87% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future.
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
•the trading volume of our Class A common stock;
•changes in the anticipated future size and growth rate of our market;
•changes in demand for cybersecurity offerings;

Rubrik, Inc.	Q3 2025 Form 10-Q	83

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
In addition, as of October 31, 2024, there were 9,985,332 shares of Class B common stock issuable upon the exercise of options and 22,573,802 restricted stock units ("RSUs"), to be settled in shares of our Class B common stock. We have registered all of the shares of common stock issuable upon exercise of outstanding options, the vesting and settlement of outstanding RSUs, and other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or RSUs are vested and settled, subject to the lock-up agreements described above and compliance with applicable securities laws.
Further, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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

Rubrik, Inc.	Q3 2025 Form 10-Q	84

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

Rubrik, Inc.	Q3 2025 Form 10-Q	85

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

Rubrik, Inc.	Q3 2025 Form 10-Q	86

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities.
None.
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
Item 3. Defaults Upon Senior Securities
None.

Rubrik, Inc.	Q3 2025 Form 10-Q	87

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended October 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) described below:
On September 21, 2024, Arvind Nithrakashyap, our Chief Technology Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Nithrakashyap’s trading arrangement provides for the sale through December 10, 2025 of up to 584,726 shares of our Class A common stock. This represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan.
On October 15, 2024, a trust affiliated with John W. Thompson, one of our directors, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). This trading arrangement provides for the sale through December 31, 2025 of up to 108,108 shares of our Class A common stock. This represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan.

Rubrik, Inc.	Q3 2025 Form 10-Q	88

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Rubrik, Inc.	S-1/A	333-278434	3.2	4/16/2024
3.2	Amended and Restated Bylaws of Rubrik, Inc.	S-1/A	333-278434	3.4	4/16/2024
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Rubrik Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

Rubrik, Inc.	Q3 2025 Form 10-Q	89

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: December 12, 2024

Rubrik, Inc.
By:	/s/ Bipul Sinha
Name:	Bipul Sinha
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kiran Choudary
Name:	Kiran Choudary
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Rubrik, Inc.	Q3 2025 Form 10-Q	90