Form 10-K
period 2025-01-31
Rubrik, Inc.
filed 2025-03-20
CIK 1943896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

The aggregate market value of the shares of Class A common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s shares of Class A common stock on July 31, 2024 as reported by the New York Stock Exchange, was approximately $2.3 billion. In determining the market value of the voting equity held by non-affiliates, shares of common stock of the Registrant beneficially held by each director and officer and each person who owns 10% or more of the Registrant’s outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2025, Rubrik Inc. had 103,167,994 shares of Class A common stock outstanding, and 86,610,633 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Rubrik, Inc.
FORM 10-K
For the Fiscal Year Ended January 31, 2025

Rubrik, Inc.	2025 Form 10-K	3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial condition or results of operations, business strategy and plans, and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

Rubrik, Inc.	2025 Form 10-K	4

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
•If our customers do not renew their subscriptions for our platform and data security products or expand their subscriptions to increase the amount of data secured, secure new applications, or include new features or capabilities, our results of operations could be harmed.
•If our data security solutions fail or do not perform as intended or are perceived to have defects, errors, or vulnerabilities, our brand and reputation will be harmed, which would adversely affect our business and results of operations.
•Our information technology systems or data, or those of third parties with whom we work, have in the past been, and may in the future be, compromised, which may cause us to experience significant adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences. As a data security company, we have been and may in the future be specifically targeted by various threat actors who try to compromise our information technology systems or data.
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
•Our estimates of market opportunity, forecasts of market growth, and potential return on investment may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
•The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our executive officers, employees, and directors and their affiliates, and limiting your ability to influence corporate matters, which could adversely affect the trading price of our Class A common stock.

Rubrik, Inc.	2025 Form 10-K	5

PART I
Item 1. Business
We are on a mission to secure the world’s data.
Cyberattacks are inevitable. Realizing that cyberattacks ultimately target data, we created Zero Trust Data Security to deliver cyber resilience so that organizations can secure their data across the cloud and recover from cyberattacks. We believe that the future of cybersecurity is data security-if your data is secure, your business is resilient.
We built Rubrik Security Cloud, or RSC, with Zero Trust design principles to secure data across enterprise, cloud, and SaaS applications. RSC delivers a cloud native SaaS platform that detects, analyzes, and remediates data security risks and unauthorized user activities. Our platform is architected to help organizations achieve cyber resilience, which encompasses cyber posture and cyber recovery. We enable organizations to confidently accelerate digital transformation and leverage the cloud to realize business agility.
Traditional cybersecurity approaches have failed to not only prevent but also provide recovery from increasingly rampant and sophisticated cyberattacks. At the same time, legacy backup and recovery solutions have significant shortfalls in addressing cyber recovery and data security as they were primarily built for operational and natural disaster recoveries. They were not designed to enable reliable recovery from cyberattacks, nor were they designed to natively deliver cyber threat analytics and event response.
Architecture matters when it comes to securing data. We built a unique software-as-a-service, or SaaS, architecture that combines data and metadata from business applications across enterprise, cloud, and SaaS applications to create self-describing data as a time-series. Self-describing data contains information such as application context, identity, data sensitivity, and application lineage. This allows us to apply artificial intelligence and machine learning directly to business data to understand emergent data threats and deliver cyber recovery. We combined backup and recovery and cybersecurity into a single platform built with a Zero Trust architecture, significantly shrinking the attack surface that exists with legacy solutions. Our Zero Trust Data Security platform assumes that information technology infrastructure will be breached, and nothing can be trusted without authentication. Our data threat engine powered by artificial intelligence and machine learning analyzes the self-describing data time-series to derive security intelligence from data and provide remediation recommendations. Automation is at the core of our architecture ethos. Our automated policy-driven platform delivers data security enforcement, incident response orchestration, and API integrations with the broader security ecosystem.
Our business is indexed to business data growth. Our customers’ need for our solutions grows in lockstep with their business data growth and their need for additional data security capabilities. We primarily sell subscriptions to RSC through our sales team and partner network by employing a land and expand sales strategy. We land new customers by selling subscriptions to RSC to secure any one of four distinct types of data: enterprise, unstructured data, cloud, and SaaS applications. Expansion happens along three vectors: the growth of data from applications already secured by Rubrik; new applications secured; and additional data security products. This expansion is driven by a natural flywheel effect in which the value of our platform increases as our customers’ data grows across various applications. As organizations manage more data with RSC, they gain deeper insights into their data, strengthen their overall security posture, and reduce compliance risk.
Our Data Security Platform and Products
Rubrik has a unique and purpose-built Zero Trust Data Security approach to help organizations achieve business resilience against cyberattacks, malicious insiders, and operational disruptions. Despite investment in security tools focused on infrastructure security, encompassing networks, applications, endpoints, and identity, cyberattacks continue unabated. We believe a comprehensive cybersecurity strategy requires data security in addition to traditional infrastructure security approaches. We enable organizations to implement a Zero Trust framework at the data layer, deliver data availability that withstands the aforementioned adverse conditions, and uphold data integrity even when infrastructure is compromised or attacked.
RSC, built with a Zero Trust design, automates data policy management and enforcement, delivers threat analytics and response, and orchestrates rapid recovery. RSC is a cloud native SaaS platform that secures data across disparate sources, allowing customers to have a single point of control from one user interface. RSC is built on a proprietary framework that represents time-series data and metadata generated across enterprise, cloud, and SaaS applications. We build products on top of RSC to address a myriad of use cases that help our customers achieve cyber resilience, from hardening their data security posture to cyber recovery. These use cases include protection and recovery from cyberattacks, malicious insiders, and operational disruptions; orchestration of cyber and operational recovery, failover/failback testing, and cloud migration; sensitive data classification and visibility into over-privileged data access; monitoring for governance, regulatory compliance, and data breaches; and identification, containment, and remediation of ransomware and other security threats.
Our access to time-series data and metadata allows us to deliver a breadth of products that span the following areas:

Rubrik, Inc.	2025 Form 10-K	6

Data Protection. Cyber-proofs various sources of data in an organization with secure, access-controlled backups. Our data protection products are built for ease of deployment and use, scalability, and rapid recovery from cyberattacks, malicious insiders, and operational disruptions. We offer data protection products to manage enterprise, unstructured data, cloud, and SaaS applications. We also protect identity provider services, such as Microsoft Active Directory and EntraID.
Data Threat Analytics. Detects data threats and identifies the blast radius of a cyberattack to speed up data recovery. Combines Anomaly Detection, Threat Monitoring, and Threat Hunting. Anomaly Detection uses advanced machine learning to detect deletions, modifications, and encryptions. Threat Monitoring continuously monitors for indicators of compromise commonly used by bad actors to establish persistent access, move laterally, or exfiltrate data. Threat Hunting allows incident responders and Security Operations Center (SOC) analysts to hunt for indicators of compromise and determine the initial point, scope, and time of infection.
Data Security Posture. Strengthens cyber posture by locating sensitive data proliferation and identifying data risks. Includes Sensitive Data Monitoring and User Intelligence, which altogether discovers where data lives, sensitivity of data, and user access and activity.
Cyber Recovery. Improves cyber readiness and incident response with orchestrated Cyber Recovery Simulation, Threat Containment, and orchestrated Active Directory Forest Recovery. Cyber Recovery Simulation is used to create, test, and validate recovery plans, while also staying compliant with policy and audit requirements. Cyber Recovery can also be used to recover compromised data within a safe environment for forensic analysis. Threat Containment is used to quarantine data infected with malware so that recovery is enabled without reinfection. Active Directory Forest Recovery orchestrates the recovery of an organization’s Active Directory identity service to the desired point in time while avoiding malware reintroduction.
Our products are delivered and consumed via our RSC platform. RSC secures data across enterprise, cloud, and SaaS applications, including:
•Enterprise: VMware, Microsoft Hyper-V, Red Hat OpenShift, Microsoft SQL Server, Oracle, PostgreSQL, IBM Db2, Microsoft Windows, Nutanix, Kubernetes, Cassandra, MongoDB, Linux, UNIX, AIX, NAS, Epic, and SAP HANA.
•Cloud/SaaS: GCP, Azure, AWS, M365 (Microsoft Teams, SharePoint, Exchange Online, and OneDrive), Salesforce, and Atlassian Jira Cloud.
Architecture Matters
We believe the following attributes of our platform architecture allow us to offer a differentiated approach to data security:
•Time-Series Data and Metadata. We design our platform to manage time-series data and metadata as core assets. Our platform combines data and metadata together into self-describing data and records its history over time. To provide a single point of control for data across enterprise, cloud, and SaaS applications, we have constructed a proprietary framework to uniformly represent self-describing data across time. Doing so gives us full context of data and unlocks security use cases, allowing us to build products for cyber recovery and security intelligence.
•Zero Trust Design. We employ Zero Trust principles to prevent threats at the data layer. Our use of native immutability, secure protocols, logical air gap, encryption, role-based access controls, multi-factor authentication, and native services uphold data integrity and availability.
•Data Threat Engine. We have developed a proprietary machine learning and artificial intelligence based data threat monitoring and management engine to surface anomalous activities and indicators of data breaches. Our self-describing data, which combines data and metadata, gives us the ability to surface emergent data threats, understand data sensitivity, and identify malicious user activities.
•Automation. Core to our product design ethos is automation. To consistently secure and manage data at scale, our platform delivers automated end-to-end policy management and enforcement, orchestration of security incident response, and API integrations.
Key Benefits to Our Customers
Leading businesses, governments, and public entities around the world and across all industries and segments choose Rubrik to:
•Achieve cyber and operational resilience. Our platform allows organizations to continue business operations even when data and applications are compromised by cyberattacks, malicious insiders, and operational disruptions. From the beginning, we have built our platform with the assumption that security breaches are inevitable and that data availability and integrity must be maintained to minimize business downtime and data loss.

Rubrik, Inc.	2025 Form 10-K	7

•Strengthen data security posture. Our platform helps organizations manage security threats with detection and analysis of security risks. We combine machine learning and threat intelligence to detect data anomalies and unusual behavior, analyze the blast radius of impact, automate ransomware monitoring, and rapidly recover impacted data. Our ability to continuously discover and classify sensitive data, in addition to understanding user access, helps reduce the risk of data exfiltration. Our products can be integrated into security operations’ automated playbooks for managing and mitigating ransomware and other data attacks.
•Secure, govern, and recover data across hybrid multi-cloud and SaaS applications. We recognize that organizations are in various stages of their cloud and SaaS journeys, and are accumulating data across enterprise, cloud, and SaaS applications. Our platform provides a consistent, policy managed experience across hybrid multi-cloud and SaaS environments, allowing organizations to uniformly deliver data security, governance, and recovery.
•Comply with data regulations. Our platform continuously discovers and classifies sensitive data, which provides increasing value to organizations as more data is accumulated across enterprise, cloud, and SaaS applications. This allows organizations to facilitate compliance with evolving data privacy and security regulations, such as GDPR, and reduce risk of double extortion ransomware attacks.
•Catalog and govern data assets. We provide a single platform for complete visibility and management as organizations accumulate more data across enterprise, cloud, and SaaS applications. We help organizations understand what data they have, where that data resides, sensitivity of data, and who has unqualified data access. As a result, our customers can shrink their attack surface, reduce risk of security breaches, and accelerate industry regulatory compliance. Our understanding of sensitive data and user access can help enterprises adopt generative AI by setting guardrails to mitigate exposure to compliance, data privacy, and cybersecurity risks.
•Improve operational efficiency. As organizations adopt hybrid multi-cloud and SaaS strategies, they encounter many different tools, interfaces, and workflows. Organizations can streamline and standardize data security and management operations with our unified policy automation engine and workflows. This reduces the need for employee training, simplifies security and governance challenges, provides reliable and rapid recoveries, and makes it easier to manage exponential data growth and the accumulation of diverse data sources.
Our Growth Strategy
Key elements of our growth strategy include:
•Continuing to grow our SaaS solutions. We believe there is a large and growing market opportunity for our multi-tenant, cloud native solutions as more organizations and customers move their applications and data to the cloud. We plan to continue to invest in the development of RSC, building additional products on top of our platform, and our accompanying go-to-market motion to capitalize on this meaningful opportunity.
•Growing our customer base. As cyberattacks increase in scale and sophistication amidst accelerated digitization and ever-evolving data regulations, organizations are rethinking how to secure data across various data sources. We believe we will continue to acquire new customers based on our ability to drive cyber resilience, data security posture management, and regulatory compliance.
•Expanding within our customer base. Our existing customer base represents a significant growth opportunity. As our customers accelerate digitization, they adopt more applications and generate more data that must be secured and readily available. We expect to expand our data security products to cover additional scale and scope of data, in addition to cross-selling data governance and compliance products.
•Innovating and extending our product leadership. We have a history of creating and introducing disruptive technologies that help our customers achieve business resilience. We intend to continue making significant investments in research and development as well as hiring top technical talent to further increase our product differentiation. In particular, we believe that generative AI will play an important role driving further need for new products to help secure sensitive data and user access. As we continue to invest in our data platform, we will focus on features and functionalities that help enterprises securely adopt generative AI within an evolving threat landscape.
•Growing and harnessing our partner ecosystem. We plan to continue investing in building out and leveraging our partner ecosystem to broaden our distribution footprint, drive more platform usage, and drive greater awareness of our platform. Our partner ecosystem includes distributors and resellers, or Channel Partners, system integrators, managed system providers, and technology partners.

Rubrik, Inc.	2025 Form 10-K	8

•Expanding our global footprint. As organizations around the world create more data across enterprise, cloud, and SaaS applications and grapple with an ever-increasing threat level of cyberattacks, including ransomware, and ever-evolving data privacy and security regulations, we believe there is significant opportunity to expand the use of our platform in all major global markets. We have invested in research and development, sales and marketing, and customer support across EMEA and Asia-Pacific regions and expect to continue to do so. We grew our international revenue from such regions from $186.4 million in fiscal year ended 2024 to $250.4 million in fiscal year ended 2025.
•Pursuing strategic acquisitions. We have a history of acquiring and integrating strategic products and technologies into our platform to deliver comprehensive data security products to our customers and partners. We intend to continue to pursue strategic teams, technologies, and products to accelerate time-to-market for new data security capabilities and widen the competitive moat for our products and solutions.
Our Customers
We sell to organizations of various sizes that operate across a wide range of industries, including financial services; retail, trade, and transportation; energy and industrials; healthcare and life sciences; public sector and education; technology, media, and communications; and services.
Our Commercial Offerings
RSC is a cloud native SaaS platform that secures data across disparate sources. We build products on top of RSC to address a myriad of use cases that help our customers achieve cyber resilience. Our primary commercial products are as follows:
Data Protection
•Enterprise Data Protection. Cyber-proofs enterprise data on physical systems, operating systems, virtual machines, databases, file systems, and containers with air-gapped, immutable, access-controlled backups.
•Unstructured Data Protection. Cyber-proofs unstructured file and object data stored on petabyte scale NAS systems with air-gapped, immutable backups.
•Cloud Data Protection. Cyber-proofs Azure, AWS, and GCP cloud application data and databases with secure, access-controlled backups.
•SaaS Data Protection. Cyber-proofs M365, Salesforce, and Atlassian Jira Cloud data with air-gapped, immutable data resilience and rapid recovery at scale.
•Identity Provider Services Protection. Cyber-proofs Microsoft Active Directory and EntraID with immutable backups and rapid recovery across hybrid environments.
Data Threat Analytics
•Detects data threats and identifies the blast radius of a cyberattack to speed up data recovery. Combines Anomaly Detection, Threat Monitoring, and Threat Hunting. Anomaly Detection uses advanced machine learning to detect deletions, modifications, and encryptions. Threat Monitoring continuously monitors for indicators of compromise commonly used by bad actors to establish persistent access, move laterally, or exfiltrate data. Threat Hunting allows incident responders and SOC analysts to hunt for indicators of compromise and determine the initial point, scope, and time of infection.
Data Security Posture
•Strengthens cyber posture by locating sensitive data proliferation and identifying data risks. Includes Sensitive Data Monitoring and User Intelligence, which altogether discovers where data lives, sensitivity of data, and user access and activity. A hardened cyber posture helps customers proactively reduce the risk of cyberattacks, data exfiltration, and sensitive data exposure, in addition to enhancing data governance for generative AI.
Cyber Recovery
•Improves cyber readiness and incident response with orchestrated Cyber Recovery Simulation, Threat Containment, and orchestrated Active Directory Forest Recovery. Cyber Recovery Simulation is used by our customers to create, test, and validate recovery plans, while also staying compliant with policy and audit requirements. Cyber Recovery can also be used to recover compromised data within a safe environment for forensic analysis. Threat Containment quarantines data infected with malware to prevent malware reinfection during recovery. Active Directory Forest Recovery orchestrates the recovery of an organization’s Active Directory identity service to the desired point in time while avoiding malware reintroduction.

Rubrik, Inc.	2025 Form 10-K	9

In addition, we offer Ruby for AI data defense and recovery. Ruby is designed to augment human efforts with its generative AI capabilities, helping customers scale their data security operations with automation, boosting productivity, and bridging the users’ skills gap. Ruby uses Microsoft Azure OpenAI Service in combination with our own proprietary, internally developed software. Our proprietary software augments user queries to generate prompts that are submitted to the Azure OpenAI model and also enhances the model output to generate responses presented back to the user. We chose to use Microsoft Azure OpenAI Service based on its security features and because it offers an advanced AI model provisioned in Rubrik’s Azure environment such that the data stays within Rubrik’s control. For more information regarding the risks related to the use of AI in our business, see the risk factor titled “Our use of generative artificial intelligence tools may pose risks to our proprietary software and systems and subject us to legal liability” in the section titled “Risk Factors.”
Our commercial products are used by customers to deliver business resilience against operational failures and cyberattacks. Customers use our Data Protection, Cyber Recovery, and Data Security Posture products to strengthen cyber posture, comply with regulations, and conduct recovery from operational failures, human errors, or natural disasters. During a cyberattack, customers use Data Threat Analytics in addition to the above products to identify, contain, and remediate data threats, determine scope of sensitive data exposure, recover data, and conduct event response.
Our RSC platform is built to be highly flexible and scalable, enabling us to innovate and deliver new data security products in the future.
Our products are available for purchase via four subscription editions to our RSC platform, which are as follows:
•Foundation Edition. Keeps data secure and recoverable from cyberattacks and operational failures.
•Business Edition. Builds upon Foundation Edition by proactively monitoring for ransomware.
•Enterprise Edition. Builds upon Business Edition by continuously monitoring data risk and orchestrating cyber recovery.
•Enterprise Proactive Edition. Builds upon Enterprise Edition by adding data security posture management.
Our commercial offerings are accompanied by customer support. We offer several support solutions and capabilities that enhance the value proposition of our software and SaaS solutions:
•SentryAI. SentryAI is our proprietary AI deep learning-based platform for system health monitoring, allowing us to deliver proactive customer service throughout the entire customer lifecycle. Our platform uses AI to detect anomalous behavior from telemetry data from our customers. Data analyzed includes performance, security and SLA compliance, and capacity utilization. SentryAI is included within our base support offering.
•Customer Experience Manager, or CEM. We offer dedicated customer experience managers to proactively monitor the health of our customers’ environments, preemptively detect and resolve emerging issues, including those related to cybersecurity, deliver operational risk management, and recommend strategies for ROI scaling and maximization.
•Premium-Plus Add-on Support. Our program provides a CEM and an Assigned Support Engineer, or ASE, for personalized, technical support. Our dedicated teams develop an in-depth understanding of our customers’ unique environment requirements, collaborate closely with our customers’ operation teams, and provide a direct path to accelerate resolution times.
•Ransomware Recovery Team. Our 24x7 Ransomware Recovery Team assists and complements our customers’ recovery plans.
•Education. We offer Rubrik University, which includes instructor-led training with hands-on labs, on-demand e-learning courses, and certification exams. Education capabilities are targeted at different types of users and delivery modalities to suit end-customer needs. We have instructor-led training and self-paced on-demand courses.
•Certification Program. Our certification program enables technical personnel to demonstrate and validate in-depth knowledge of data security by becoming a Rubrik Certified Systems Administrator.
As of February 26, 2025, we achieved an average Net Promoter Score, or NPS, of >80. Our NPS is verified by the Customer Relationship Management Institute LLC.

Rubrik, Inc.	2025 Form 10-K	10

Our Technology
We have designed a highly differentiated and innovative architecture that is comprised of the following elements:
•Time-Series Data and Metadata. Our architecture combines data and metadata from business applications to create self-describing data as a time-series. Self-describing data is important since it contains information such as application context, user identity, data sensitivity, and application lineage, allowing us to understand emergent data threats and deliver cyber recovery. In addition, we have constructed a proprietary framework to uniformly represent this time-series data and metadata from enterprise, cloud, and SaaS applications. Since we have a common way to represent data across a multitude of application sources, we can easily introduce new products on top of our platform.
•Zero Trust Design. We employ Zero Trust principles to prevent threats at the data layer. Our usage of native immutability, secure protocols, logical air gap, encryption, role-based access controls, multi-factor authentication, and native services allows us to preserve data integrity and reduce software supply chain risk.
•Native Immutability. Our platform was custom designed to provide built-in immutability and preserve data integrity. Our proprietary, append-only file system, combined with data integrity checks, protects data from unauthorized modification, encryption, or deletion, thereby preventing data from being compromised.
•Secure Protocols. We architected our platform to allow data access only in an authenticated manner and via secure protocols. Contrast this approach to that of legacy technologies, which offer multi-tier architectures with a full trust security model leveraging insecure network and storage protocols, thereby leaving data vulnerable to corruption, deletion, or theft.
•Logical Air Gap. Data is protected by creating a multi-layered barrier between data and malicious actors. Logical processes, such as encryption, hashing, and granular role-based access controls, prevent data from being modified, deleted, or stolen. Our immutable, append-only file system also contributes to establishing a logical air gap by preventing data from being manipulated once written.
•Native Services. Our platform provides robust built-in functionality with native services. We do not provide privileged access to third-party applications, thereby reducing the risk of software supply chain attacks.
•Threat Engine. Our threat engine uses machine learning and threat intelligence to analyze our time-series data and metadata, detecting anomalies, encryption, content sensitivity, and malware. We can identify the initial point, scope, and time of attack to avoid malware reinfection during recovery.
•Automation. Core to our design ethos is automation. To secure data at scale and with consistency, our platform is architected to deliver automated end-to-end policy management, orchestration of security incident response, and API integrations.
•Policy Automation. Our fully orchestrated policy engine simplifies how data security objectives are created, enforced, and managed. By providing simplicity and automation in securing data, organizations easily deliver a consistent and uniform data security posture.
•Integration with Security Operations. Our solutions integrate with security tools, such as SIEM/SOAR and cloud security, to address a critical gap: security risks and threats at the data layer. Existing security tools pull in data from every corner of the infrastructure (network, applications, endpoints, etc.) but not from the data itself. By integrating continuous monitoring of data and user context, SecOps teams accelerate risk mitigation, incident response, and business resiliency.
•API-integration. Our API-first design means that any operation performed via Rubrik’s UI is performed through multi-factor authenticated APIs. We offer an extensive collection of pre-built integrations that allow customers to leverage our APIs to integrate data security and data policy management into self-service automation, infrastructure as code, centralized monitoring, log management, and security operations.
Our Go-to-Market Strategy
We primarily sell subscriptions to RSC through our global sales team and partner network. We target the largest organizations worldwide to mid-sized organizations. We sell to smaller customers through a high velocity engagement model driven by our inside sales team.
We utilize a land and expand approach, acquiring new customers and expanding with existing customers. We sell our products through subscriptions to RSC editions and can land in four distinct ways by securing enterprise, unstructured data, cloud, and SaaS applications. After initial purchase, our customers often expand the deployment of our platform within their organization. Expansion happens along three vectors: the growth of data from applications already secured by Rubrik; new applications secured; and additional data security products. This expansion is driven by a natural flywheel effect in which the value of our platform increases as our customers’ data grows across various applications. As organizations manage more data with RSC and adopt additional data security products, they gain deeper insights into their data, strengthen their overall security posture, and reduce compliance risk, increasing their overall affinity with Rubrik.

Rubrik, Inc.	2025 Form 10-K	11

Our sales organization includes sales development, inside sales, sales engineering, and field sales personnel and is segmented both geographically and by the size of prospective customers. We also have dedicated sales teams for the public sector, including federal, state, and local government organizations. Our sales teams identify prospective customers, manage customer accounts, and identify expansion opportunities, while working with our partner network.
We sell our subscriptions to customers through our Channel Partners utilizing a two-tier, indirect fulfillment model. We also offer SaaS products through the marketplaces of our technology alliance partners, including GCP, Azure, and AWS.
Our marketing organization works closely with our sales team to build brand and product awareness and drive sales pipeline. We leverage a mix of outbound marketing tactics such as industry conferences, user events, webinars, and digital programs to target new business, as well as support our upsell and cross-sell efforts. Every year, we organize our user conference, Rubrik Forward, to help our customers realize greater business results through data security. In addition, we leverage inbound marketing activities to generate pipeline and engage in joint marketing activities with our channel and technology alliance partners.
Our Partnerships
Our partnerships consist of Channel Partners, system integrators, managed service providers, and technology partners. Our partner program is designed to maximize technology expertise, technology alliances, and geographic coverage. Our Rubrik Transform Partner Program is a global program that manages our business relationships with our partners.
Our partners help expand the reach of our technology by building brand and product awareness, generating leads, implementing our solutions, providing value-added professional services, and reselling our services. On occasion, we may form deeper strategic relationships, such as our partnership with Microsoft that extends from driving go-to-market activities to co-engineering projects to delivering integrated Zero Trust Data Security products built on Azure.
Research and Development
Our research and development team is responsible for the design, development, testing, operation, and quality of our data security platform. This organization works closely with our cloud operations team to ensure that our platform is available, reliable, and stable. Rubrik Zero Labs is our internal data security research lab that analyzes the global threat landscape, works to eliminate threats with our data security platform, and reports on emerging data security issues. Our research and development leadership team is located in Palo Alto, California, Tel Aviv, Israel and Bangalore, India. We intend to continue to invest in our research and development capabilities to extend our platform and drive innovation of new products to expand our market size and customer impact.
Manufacturing
We rely on a limited number of contract manufacturers, including Super Micro Computer, Inc., or Supermicro, to assemble, test, and load our software onto Supermicro servers to deliver Rubrik-branded commodity servers, or Rubrik-branded Appliances, which the customer enterprise data we secure relies upon. All Rubrik-branded Appliances are currently built on servers designed and supplied by Supermicro. Our Original Equipment Manufacturer Agreement with Supermicro expires in November 2025, with the option to terminate upon each automatic annual renewal thereafter, and does not contain minimum purchase requirements that we must satisfy. We and Supermicro have also agreed to a “Direct-to-Distributor” model, whereby our Channel Partners are authorized to place purchase orders directly with Supermicro, and Supermicro is authorized to sell our Rubrik-branded Appliances directly to our Channel Partners.
Our Competition
The markets we serve are highly competitive and rapidly evolving. Our competition is specific to use cases that we target. We believe we have a unique Zero Trust data architecture. As such, we are not aware of other companies with a Zero Trust Data Security approach that secures and recovers data across enterprise, cloud, and SaaS applications. As customer requirements evolve and new technologies are introduced, we anticipate competition will increase as established or emerging companies develop solutions that address the data security market. Our main competitors fall into the following categories:
•Data management and protection vendors, such as Commvault, Dell EMC, IBM, Veeam, and Cohesity (which recently acquired Veritas’ data protection business);
•Smaller cloud and SaaS data management vendors with products that compete in some of our markets; and
•Vendors that provide cyber/ransomware detection and investigation, data security posture management, insider threat detection, data classification, incident containment, and other security and data governance technologies.
We believe we compete favorably based on the following competitive factors:
•Ability to converge backup and recovery and cybersecurity in a cloud architecture;

Rubrik, Inc.	2025 Form 10-K	12

•Ability to automatically manage and secure diverse data types across hybrid cloud, public cloud, and SaaS environments in an easy-to-use, unified platform;
•Ability to provide cyber recovery from a cyberattack;
•Ability to harden data security posture by continuously observing data for security risks;
•Business data access for cyber resilience;
•Ease of deployment, implementation, and use;
•Performance, scalability, and reliability;
•Ease of integration and collection of pre-built integrations with a wide variety of applications, infrastructure, automation, and security products driven by an API-first architecture;
•Time to value and pricing;
•Integrated data governance and compliance capabilities;
•Quality of customer success and professional services; and
•Brand recognition and reputation.
Our Culture and Employees
We consider our culture and employees to be important to our success. Our vision for our people is to establish an environment where our people can grow their careers and feel like they belong and succeed at Rubrik, allowing us to attract, develop, and retain the best talent in the industry to drive Rubrik’s success well into the future. We do this through incentivizing and integrating our employees through our competitive rewards and benefits, including equity-based compensation, and by our unique culture.
Our culture is driven by our core company values, and we measure performance against these values:
•Relentlessness. Unyielding will and curiosity to tackle the hardest challenges.
•Integrity. Do what you say and do the right thing.
•Velocity. Drive clarity, decide quickly, and move fast to delight our customers.
•Excellence. Set a high standard and strive for greatness.
•Transparency. Build trust and drive smart decisions through transparent communication.
As of January 31, 2025, we had approximately 3,200 full-time employees worldwide. We also engage contractors and consultants. None of our employees are represented by a labor union. In certain countries in which we operate, including Germany and France, we are subject to, and comply with, local labor law requirements, which include works councils and industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Social Responsibility and Community Initiatives
At Rubrik, we are committed to making the world a more secure and better place. In furtherance of our values and this goal, we have joined the Pledge 1% movement, and have committed to donating 1,354,671 shares of our Class A common stock representing approximately 1% of our outstanding capital stock as of immediately prior to our initial public offering over the next 10 years to fund our social impact and environmental, social, and governance initiatives. We plan to commit our time, in addition to our equity and financial resources (including via the donor-advised fund we have established), to support our social responsibility and community initiatives.
Intellectual Property
Intellectual property rights are important to the success of our business. We rely on a combination of patents, copyrights, trademarks, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including rights in our proprietary technology, software, know-how and brand. We also use open source software in our offering.
As of January 31, 2025, we had 326 issued U.S. patents and patents in various non-U.S. jurisdictions, 237 patent applications pending in the United States, and 5 patent applications pending in various non-U.S. jurisdictions. Our issued patents as of January 31, 2025 expire between April 30, 2034 and August 8, 2043. As of January 31, 2025, we had 12 registered trademarks in the United States, three trademark applications pending in the United States, 19 registered trademarks in various non-U.S. jurisdictions, and four trademark applications pending in various non-U.S. jurisdictions.
Although we rely on intellectual property rights, including contractual protections, to establish and protect our intellectual property, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features and functionality, and frequent enhancements to our platform are essential to establishing and maintaining our technology leadership position.

Rubrik, Inc.	2025 Form 10-K	13

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners. We require our employees, consultants, independent contractors, and other third parties to enter into confidentiality and proprietary rights agreements, and we control and monitor access to our software, documentation, proprietary technology, and confidential information. Our policy is to require all employees, consultants, and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes, and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers, technology alliance partners, and Channel Partners. See the section titled “Risk Factors” for a more comprehensive description of risks related to our intellectual property.
Available Information
We are headquartered in Palo Alto, California. Our website address is www.rubrik.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. We file electronically with the Securities and Exchange Commission, or the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.rubrik.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Rubrik, Inc.	2025 Form 10-K	14

Item 1A. Risk Factors
Investing in our Class A common stock involves various risks, including those described below. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose some or all of your original investment.
Risks Related to Our Business
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects.
Our revenue was $886.5 million, $627.9 million and $599.8 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will fluctuate in the future as a result of a variety of factors, including our transition for new and existing customers to sales of Rubrik Security Cloud ("RSC"), for which an increasing amount of our software revenue will be recognized ratably.
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
•our partner ecosystem;
•international expansion;
•acquisitions or strategic investments;
•our information security program; and

Rubrik, Inc.	2025 Form 10-K	15

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

Rubrik, Inc.	2025 Form 10-K	16

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
We have experienced net losses in each period since inception. We generated net losses of $(1,154.8) million, $(354.2) million and $(277.7) million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. As of January 31, 2025 and January 31, 2024, we had an accumulated deficit of $(2,837.3) million and $(1,682.5) million, respectively. While we have experienced rapid revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. In particular, as we expand the availability of our platform, increase our ability to secure data across multiple different sources, and add more capabilities, our ability to achieve and maintain profitability will be highly dependent on our ability to successfully market our platform and data security products to new and existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our data security products, including by introducing new features and functionality and securing additional applications, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our data security products by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, our data security solutions operate on a public cloud infrastructure provided by third-party vendors, including Google Cloud ("GCP"), Microsoft Azure ("Azure"), and Amazon Web Services ("AWS"), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers. To the extent we are able to drive adoption of our platform and data security products, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, unforeseen expenses, difficulties, complications, or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

Rubrik, Inc.	2025 Form 10-K	17

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
Our data security solutions are complex and, like all software, have in the past contained and may in the future contain undetected defects, errors, or vulnerabilities. From time to time, we identify certain vulnerabilities in our information systems. While we take steps designed to mitigate the risks associated with known vulnerabilities, there can be no assurance that any vulnerability mitigation measures will be effective. Moreover, we may also experience delays in developing and deploying remedial measures and patches designed to address any identified vulnerabilities. Real or perceived defects, errors, or vulnerabilities in our data security solutions, the failure of our data security solutions to secure, observe, and restore our customers’ data, misconfiguration of our data security solutions, the exploitation of any known or unknown vulnerabilities, or the failure of customers to deploy our data security solutions in combination with industry best practices could harm our reputation, result in a loss of, or delay in, market acceptance of our data security solutions, result in a loss of existing or potential customers, and adversely affect our business, financial condition, and results of operations. We are continuing to evolve the features and functionality of our data security products through updates and enhancements, and as we do so, we may inadvertently introduce defects, errors, or vulnerabilities that may not be detected until after deployment by our customers. In addition, implementation or use of our data security solutions that is not correct or as intended may result in adverse consequences such as inadequate performance and disruptions in service. Moreover, if we acquire companies or technologies developed by third parties, difficulties integrating such acquired technologies may result in product flaws or software vulnerabilities.

Rubrik, Inc.	2025 Form 10-K	18

Additionally, we cannot assure you that our data security solutions will prevent all data loss or other types of data security incidents, especially in light of the rapidly changing security threat landscape that our data security solutions seek to address. Due to a variety of both internal and external factors, our data security solutions could become vulnerable to security incidents (both from intentional attacks and accidental causes) that could cause them to fail to adequately secure or observe data or to restore data in the event of a security incident.
Moreover, our data security solutions are adopted by, and part of the supply chain of, a large and increasing number of organizations worldwide, our solutions have been and may in the future be subject to continued, persistent research and reconnaissance by threat actors in order to discover and exploit weaknesses in our technology that can be exploited. If our data security solutions are compromised, a significant number or, in some instances, all, of our customers and their data could be adversely affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm. Since our business is focused on providing data security services to our customers, an actual or perceived security incident affecting our data security solutions would be especially detrimental to our reputation and our business.
Because we can access customer data in certain limited circumstances, such as when providing customer support, and such customer data in some cases may contain personal data or confidential information, a security compromise, or an accidental or intentional misconfiguration or malfunction of our platform, could result in personal data and other confidential information being compromised. If a high-profile cyberattack occurs with respect to our or another cloud-based security platform or a third-party cloud provider, organizations may lose trust in SaaS platforms and associated products such as ours.
Organizations are increasingly subject to a wide variety of cyberattacks on their networks, systems, and data. If any of our customers experience a cyberattack while using our data security solutions and are unable to secure, observe, or restore their data, such customers could discontinue use of our data security solutions, regardless of whether our data security solutions were adequately deployed, configured, or used to protect the data in the customer’s environment. Real or perceived security incidents involving our customers' networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, and other customer relations issues, any of which may adversely affect our revenue and results of operations.
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
Our information technology systems or data, or those of third parties with whom we work, have in the past been, and may in the future be, compromised, which may cause us to experience significant adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences. As a data security company, we have been and may in the future be specifically targeted by various threat actors who try to compromise our information technology systems or data.
As a SaaS provider, the reliability and continuous availability of our platform is critical to our success. In the ordinary course of our business, we or the third parties with whom we work, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share, or otherwise process proprietary, confidential, and other sensitive data, including customer data (such as confidential customer information or customer content that we may store and protect on behalf of customers), which may include data about individuals, including various data categories and elements associated with an individual, intellectual property, and trade secrets (collectively, Sensitive Information). We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected.

Rubrik, Inc.	2025 Form 10-K	19

Organizations, particularly organizations like ours that provide data security solutions, experience and are subject to a wide variety of attacks on their networks, systems, and endpoints, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently. For example, in March 2023, we announced that a malicious third party gained unauthorized access to a limited amount of information in one of our non-production information technology testing environments. In addition, in February 2025, we announced that we observed anomalous activity on a server that contained log files, certain of which were accessed by an unauthorized actor. Neither of these incidents resulted in access to data that we secure on behalf of customers or access to our internal code, and there was no disruption to our business or financial systems or to other operations. However, there can be no guarantee that any attack in the future will have a similarly minimal impact, should one occur.
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent, continuing to rise, increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists," organized criminal threat actors, personnel (such as through theft, misuse, or accidental disclosure), sophisticated nation states, and nation-state-supported actors. Some actors now engage in and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our data security solutions. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), computer generated or altered fraudulent content (i.e., “deep fakes,” which may be increasingly difficult to identify), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, other inadvertent compromises of our systems and data (including those arising from process, coding, or human error), ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or commodity appliance failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence ("AI"), and other similar threats.
In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Given our data security solutions’ capabilities and marketing and promotional programs related to ransomware recovery, we face heightened risk of being targeted by bad actors.
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
We rely on third parties to provide and/or operate critical business systems, process sensitive information, and to help us deliver services to our customers and their end-users. These third parties process customer information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. For example, our data security solutions are built to be available on the infrastructure of third-party public cloud providers such as GCP, Azure, and AWS. We also rely on other third-party service providers, contract manufacturers, and original equipment manufacturers (OEMs), or collectively with contract manufacturers, Manufacturers, to provide other products or services, or otherwise to assist us with operating our business. While we conduct diligence on these third parties, our ability to monitor these third parties’ information security practices is limited, and these third parties have not had and may not have adequate information security measures in place. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been or will not be compromised.
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). However, we have been and may in the future be unable to detect and remediate all such vulnerabilities in our information systems (including our platform and data security products) on a timely basis and there can be no assurance that any vulnerability mitigation measures that we implement will be effective. Further, the process for evaluating potential vulnerabilities and developing and deploying remedial measures and patches designed to address identified vulnerabilities has been and may in the future be lengthy and subject to delays. Vulnerabilities in our information systems have been, and could in the future be, exploited and result in a security incident.

Rubrik, Inc.	2025 Form 10-K	20

We employ a shared responsibility model where our customers are responsible for using, configuring and otherwise implementing security measures related to our platform, services and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers’ discretion or identify security areas or measures for which our customers are responsible. For example, our customers are responsible for adding and enforcing multi-factor authentication to access their accounts. In certain cases where our customers choose not to implement, or incorrectly implement, such features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security incidents, even if we are not the cause of customer security issue or incident that may result, our customer relationships reputation, and revenue may be adversely impacted.
Any of the previously identified vulnerabilities or cybersecurity threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could partially or fully disrupt our ability (and that of third parties upon whom we rely) to provide our platform. Additionally, our business depends upon the appropriate and successful implementation of our platform by our customers. If our customers fail to use our platform according to our specifications or are unwilling or unable to deploy such patches we make available for vulnerabilities effectively or in a timely manner, our customers may suffer a security incident or other interruptions on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own security issues or vulnerabilities and could result in reputational harm.
Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry standard, reasonable security measures to protect our information technology systems and sensitive information. Additionally, applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures, and compliance with such requirements, are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Though we have expended, and anticipate continuing to expend, significant resources to try to protect against security incidents by implementing technical, administrative, and physical measures designed to protect the privacy and security of data running through our, and our third parties’, systems, it is virtually impossible for us to entirely eliminate the risk of such security incidents or interruptions.
If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, which has happened in the past, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including data about individuals); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop purchasing our data security solutions, deter new customers from purchasing our data security solutions, and negatively impact our ability to grow and operate our business. As a data security company, we could be exposed to additional reputational risks should a security incident occur.
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

Rubrik, Inc.	2025 Form 10-K	21

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

Rubrik, Inc.	2025 Form 10-K	22

We also market some of our own products or features as generative AI tools ("Generative AI Products"). Some of our customers, especially those in highly regulated industries, may be reluctant or unwilling to adopt Generative AI Products. Accordingly, adoption of generative AI features in our products and marketing our products as Generative AI Products could reduce or delay customer adoption. Because generative AI models can hallucinate and provide erroneous output, offering Generative AI Products could result in customer dissatisfaction or potentially claims against us arising out of customer reliance on erroneous output to their detriment. Our Generative AI Products may require us to train or fine-tune AI models using datasets collected by us or from third-party vendors. While we have processes and practices designed to ensure that we and any vendors that we use to source training data have the necessary rights to use such datasets for training our Generative AI Products, we may not in every instance be able to confirm that all of the information contained in such datasets has been obtained with the necessary permissions for us to use for purposes of our Generative AI Products. For example, we may use publicly available data to train our Generative AI Products that contains information that was unlawfully acquired from third parties without our knowledge. While we have employed processes designed to help us avoid using any personal data to train or fine-tune our Generative AI Products, it may be difficult for us to avoid or identify all instances where a user might nonetheless submit personal data to our Generative AI Products. Furthermore, if we were to receive claims from third parties asserting rights against our use of certain datasets used to train our Generative AI Products, it may be difficult or impossible for us to disentangle our trained models from the subject matter of the claims.
Several jurisdictions around the globe, including in Europe and certain U.S. states, have proposed, enacted, or are considering laws governing AI tools, including the EU’s AI Act and the Colorado AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to disclose or provide greater transparency regarding the nature of our Generative AI Products and the data we have employed to train them, require us to change our business practices, retrain our Generative AI Products, or prevent or limit our use of AI. For example, the FTC has required other companies to delete (or “disgorge”) both the personal data that the FTC alleged were collected in violation of privacy laws as well as the algorithms and other insights that were developed or generated using such data. If we cannot use AI or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
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

Rubrik, Inc.	2025 Form 10-K	23

In addition, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. We have in the past and may in the future experience interruptions, delays, and outages in service and availability from time to time as a result of problems with our third-party cloud providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes that we cannot predict or prevent, including technical failures, natural disasters, fraud, or cyber security attacks. Such outages could lead to the triggering of our service-level commitments and extensions of affected services at no charge to our customers, which may impact our business, financial condition, and results of operations. In addition, if our security, or that of any of these third-party cloud providers, is compromised, our software is unavailable, or our customers are unable to use our software within a reasonable amount of time or at all, our business, financial condition, and results of operations could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It is possible that our customers and potential customers would hold us accountable for any breach of security affecting a third-party cloud provider’s infrastructure, and we may incur significant liability from those customers and from third parties with respect to any breach affecting these systems. We may not be able to recover a material portion of our liabilities to our customers and third parties from a third-party cloud provider. It may also become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our software becomes more complex and the usage of our software increases. Any of the above circumstances or events may harm our business, financial condition, and results of operations.
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
The data security market is new and intensely competitive, characterized by rapidly changing technology and evolving standards, changing customer requirements, and frequent new product introductions. Our main competitors fall into the following categories:
•Data management and protection vendors, such as Dell-EMC, IBM, Commvault, Veeam, and Cohesity (which recently acquired Veritas’ data protection business);
•Cloud and SaaS data management vendors with products that compete in some of our markets; and
•Vendors that provide cyber/ransomware detection and investigation, data security posture management, identity security posture management, Active Directory security and protection, insider threat detection, data classification, and other data security or data governance technologies.
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

Rubrik, Inc.	2025 Form 10-K	24

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

Rubrik, Inc.	2025 Form 10-K	25

A large majority of the customer enterprise data we secure relies upon Rubrik-branded Appliances, which are currently built on servers supplied and designed by Super Micro Computer, Inc. ("Supermicro"). If we are unable to manage our relationship with Supermicro effectively, or if Supermicro suffers delays or disruptions for any reason, including due to recent reports of challenges at Supermicro, experiences increased manufacturing lead-times, capacity constraints, quality control problems in its manufacturing operations, potential delays or increased costs from international trade disputes, tariffs or other protectionist measures, or fails to meet our requirements for timely delivery, or if Supermicro no longer produces the servers for our Rubrik-branded Appliances, our indirect costs may increase and our end-customer’s ability to procure Rubrik-branded Appliances in a timely manner would be impaired. While customers would have the ability to purchase compatible third-party commodity servers from other OEMs, and we have the ability to qualify new commodity servers for Rubrik-branded Appliances, this may create increased costs or delays for our customers and impact their customer experience, which could negatively impact our sales and our business. See the section titled “Business—Manufacturing” for additional information regarding our contractual relationship with Supermicro.
Certain of our OEMs carry products that compete with our data security solutions and may not continue producing or supporting compatible commodity servers for our customers in the future. We or our Channel Partners provide forecasts and purchase orders to Manufacturers for compatible commodity servers, and these orders may only be rescheduled or canceled under certain limited conditions. If we inaccurately forecast demand for our data security solutions and need for compatible commodity servers, our Manufacturers may have excess or inadequate inventory, and we may incur cancellation charges or penalties, which could adversely impact our operating results. If we experience increased demand for compatible commodity servers, then we, our Channel Partners, or Manufacturers may need to increase component purchases, contract manufacturing capacity, or internal test and quality functions. Our customers’ orders may represent a relatively small percentage of the overall orders received by Manufacturers from their customers. As a result, fulfilling our customers’ orders may not be considered a priority in the event Manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. Although we have largely transitioned the sale of Rubrik-branded Appliances from us to our contract manufacturers, if Manufacturers are unable to provide adequate supplies of high-quality products, or if we, our Channel Partners, or Manufacturers are unable to obtain adequate quantities of components, or control the costs of components, it could cause a delay in the fulfillment of our customers’ orders, in which case our business, financial condition, and results of operations could be adversely affected.
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

Rubrik, Inc.	2025 Form 10-K	26

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
•downgrades in customer subscriptions;
•customers and potential customers opting for alternative data security solutions, including developing their own in-house solutions;
•timing and amount of our investments to expand the capacity of our third-party cloud service providers;
•seasonality in sales, results of operations, and remaining performance obligations;

Rubrik, Inc.	2025 Form 10-K	27

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

Rubrik, Inc.	2025 Form 10-K	28

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
In addition to our sales force, we rely on our Channel Partners, which include our distributors and resellers, to sell and support our data security solutions. A vast majority of sales of our data security solutions flow through our Channel Partners with the support of our sales force. Our three largest Channel Partners, Arrow Enterprise Computing Solutions, Exclusive Networks, and Ingram Micro Inc., and their respective affiliates collectively generated approximately 73% and 76% of our revenue for fiscal 2025 and fiscal 2024, respectively. Our agreements with our Channel Partners, including our agreements with our three largest Channel Partners, are non-exclusive, renew automatically in one-year term increments, and may be terminated by either party at any time. Further, our Channel Partners fulfill our sales on a purchase order basis and do not impose minimum purchase requirements or related terms on sales. Our Channel Partners enable us to extend our reach, in particular with smaller customers and in geographies where we have less sales presence. Additionally, we have entered, and intend to continue to enter, into technology alliance partnerships with third parties to support our future growth plans.

Rubrik, Inc.	2025 Form 10-K	29

We derive a substantial amount of our revenue from sales through Channel Partners, and we expect to continue to derive a substantial amount of our revenue from Channel Partners in future periods. Our agreements with our Channel Partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing products, and many of our Channel Partners may have more established relationships with our competitors. If our Channel Partners choose to place greater emphasis on solutions other than our own, fail to effectively market and sell our data security solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our data security solutions may be adversely affected. In addition, the loss of one or more of our larger Channel Partners or technology alliance partners, who may cease marketing our data security solutions with limited or no notice, and any inability to replace them, could adversely affect our business, financial condition, and results of operations. Moreover, our ability to expand our distribution channels depends in part on our ability to maintain successful relationships with our Channel Partners and educate and train our current and future Channel Partners about our data security solutions, which can be complex. If we fail to effectively manage our existing sales channels, or if our Channel Partners are unsuccessful in fulfilling the orders for our data security solutions, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality Channel Partners in each of the regions in which we sell data security solutions and keep them motivated to sell our data security solutions, our business, financial condition, and results of operations will be harmed. Even if we are successful, these relationships may not result in greater customer usage of our data security products or increased revenue. Our ability to influence, or have visibility into, the actions or efforts of our Channel Partners may be limited. If our partners, including our Channel Partners, fail to comply with applicable laws, including anti-corruption, export control and sanctions, antitrust, or competition laws, or engage in activities that result in or may result in liability, we may also be adversely affected through reputational harm, as well as other negative consequences, including litigation, government investigations and penalties.
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

Rubrik, Inc.	2025 Form 10-K	30

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

Rubrik, Inc.	2025 Form 10-K	31

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

Rubrik, Inc.	2025 Form 10-K	32

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
We rely on software and data licensed from other parties. Defects in or the loss of software or access to data from third parties could increase our costs and harm the quality of our data security solutions.
Components of our data security solutions include or rely upon software and data licensed from third parties. Our business could be disrupted if any of the software or data we license from others and functional equivalents thereof were either no longer available to us or no longer offered on commercially reasonable terms. In either case, we may be required to either redesign our data security solutions to function with software or data available from other parties or develop these components ourselves, which would result in increased costs and could result in delays in the release of new data security solutions. Furthermore, we might be forced to limit the features available in our current or future data security solutions. If we fail to maintain or renegotiate any of these software or data licenses, we could face significant delays and diversion of resources in attempting to license and integrate functional equivalents. While we believe that in most cases there are commercially reasonable alternatives to the third-party software and data we currently license, this may not always be the case, or it may be time consuming or expensive to replace existing third-party software or data or find a replacement third-party provider. Our use of additional or alternative third-party software or data or third-party providers would require us to enter into license agreements with third parties, and we may not be able to enter into such agreements on advantageous terms.
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

Rubrik, Inc.	2025 Form 10-K	33

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
We are subject to the U.S. Foreign Corrupt Practices Act ("FCPA"), U.S. domestic bribery laws, the UK Bribery Act, and other anti-corruption and anti-bribery laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws are interpreted broadly to generally prohibit companies, their officers and employees, and their third-party intermediaries from authorizing, offering, or providing, or in some cases receiving, directly or indirectly, improper payments or benefits to or from recipients in the public or private sector. As a public company, the FCPA separately requires that we keep accurate books and records and maintain internal accounting controls sufficient to assure management’s control, authority, and responsibility over our assets. As we engage in and increase our international business and sales to the public sector, we may engage with business partners and third-party intermediaries, including Channel Partners, to market and sell our data security solutions and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials, employees, or other representatives of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.
While we have policies and procedures and conduct training designed to address compliance with such laws, our employees and agents may take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.
Detecting, investigating, responding to, and resolving actual or alleged violations of anti-corruption laws can require a materially significant diversion of time, resources, and attention from senior management, as well as significant defense costs and other professional fees. In addition, noncompliance with anti-corruption and anti-bribery laws, could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension, or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition, and results of operations could be harmed.

Rubrik, Inc.	2025 Form 10-K	34

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
Subscription ARR, Cloud ARR, and other non-GAAP operational metrics are based on numerous assumptions and limitations, are calculated using our internal data from non-financial systems, have not been independently audited by third parties, and may not accurately reflect actual financial results nor provide an accurate indication of future or expected results. Further, the definitions and assumptions for these metrics may differ from those calculated by other businesses. Subscription ARR and Cloud ARR are not proxies for revenue or forecasts of revenue, and do not reflect any anticipated reductions in contract value due to contract non-renewals or service cancellations. In addition, the factors that impact Subscription ARR will vary from those that impact subscription revenue in a given period. As a result, Subscription ARR, Cloud ARR, and our other operational data may not accurately reflect our actual financial performance, and investors should consider these metrics in light of the assumptions and processes used in calculating such metrics and the limitations as a result thereof. Investors should not place undue reliance on these metrics as an indicator of our future or expected results. Moreover, these metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics” for additional information regarding Subscription ARR, Cloud ARR, and other operational metrics.
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

Rubrik, Inc.	2025 Form 10-K	35

Sales to government entities are subject to a number of challenges and risks.
We sell to U.S. federal, state, and local, as well as foreign governmental agency customers. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have obtained any required government certifications. Further, achieving and maintaining government certifications, such as U.S. Federal Risk and Authorization Management Program ("FedRAMP") certification for our data security solutions, may require significant upfront and ongoing cost, time, and resources. If we do not maintain our existing FedRAMP certification or obtain additional certifications for our data security solutions, we may not be able to sell certain solutions to the U.S. federal government and public sector customers as well as eligible private sector customers that require such certification for their intended use cases, which could harm our growth, business, and results of operations. This may also harm our competitive position against larger enterprises whose competitive data security solutions are certified. Further, there can be no assurance that we will secure commitments or contracts with government entities even following such certifications, which could harm our margins, business, financial condition, and results of operations. Government demand and payment for our data security solutions are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our data security solutions.
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
In January 2025, the current administration began issuing executive orders identifying new government policy and directing U.S. federal agencies to evaluate their current actions, including certain spending, to ensure that such actions are consistent with the new administration’s priorities. Some of those executive orders are the subjects of pending litigation, and there remains significant uncertainty about the ways in which agencies will implement the new executive orders. Such implementation could negatively affect our current and future business with U.S. government agencies.
Our customers also include certain non-U.S. governments, to which government procurement law risks similar, and in some cases potentially contradictory, to those present in U.S. government contracting also apply, particularly in certain emerging markets where our customer base is less established. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. These difficulties could harm our business, financial condition, and results of operations. In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many other regulations in order to maintain our government contractor status. For example, as a government contractor, we maintain plans to ensure compliance with nondiscrimination and regulatory requirements for qualified employees on the basis of gender, race, disability, and veteran status. Consequently, we may be subject to executive orders and regulatory changes affecting various aspects of our operations, including compliance with nondiscrimination plans. Any required elimination or modification of such plans in response to new executive orders could pose challenges in hiring or retaining employees, and may lead to other adverse operational impacts.
In October 2023, we received a grand jury subpoena from the Department of Justice, U.S. Attorney’s Office for the District of Maryland ("DOJ"), which requested information regarding two specific companies, which we subsequently learned were associated with an employee from one of our sales teams who is no longer with the company and who was indicted by a federal grand jury in the District of Maryland in October 2024 and is being prosecuted by the DOJ. We are fully cooperating with this investigation and have been conducting our own thorough internal investigation. In the course of our internal investigation, we have discovered communications among certain employees within one of our sales teams, including such former Rubrik employee, that relate to potential violations of federal law in connection with government contracts, and are similarly cooperating with the DOJ with respect to these matters. These investigations are ongoing, and we do not know when they will be completed, the entirety of facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the ultimate outcome of these investigations and the full extent of potential consequences. A negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as reputational harm and exclusion from future contracting with the federal government.

Rubrik, Inc.	2025 Form 10-K	36

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
Our business is subject to the risks of warranty and product liability claims from real or perceived defects in our data security solutions or their misuse by customers or third parties and indemnity provisions in various agreements that potentially expose us to substantial liability for intellectual property infringement and other losses.
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

Rubrik, Inc.	2025 Form 10-K	37

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

Rubrik, Inc.	2025 Form 10-K	38

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
We have limited experience with respect to determining the optimal prices for subscriptions to and renewals of our data security solutions, new subscription editions, and new enterprise, cloud, and SaaS applications. As the market for cloud data security evolves, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers. In the past, we have been able to increase our prices for our data security solutions, but we may choose not to introduce or be unsuccessful in implementing future price increases. Furthermore, since we have limited experience pricing RSC editions and solutions, we may be unsuccessful in implementing future price increases and our future pricing power may erode due to changing market dynamics, increased competition, ability to sell to information security teams, or other factors. As a result of these and other factors, in the future we may be required to reduce our prices or be unable to increase our prices, or it may be necessary for us to increase our services or data security solutions without additional revenue to remain competitive, all of which could harm our financial condition and results of operations.

Rubrik, Inc.	2025 Form 10-K	39

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

Rubrik, Inc.	2025 Form 10-K	40

Unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflicts around the world, or reductions in technology spending, could limit our ability to grow our business and negatively affect our results of operations.
Global business activities face widespread macroeconomic uncertainties, and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, including rising interest rates, bank failures, international trade relations, including tariffs and trade tensions, political turmoil, including the conflict in the Middle East and the ongoing conflict between Russia and Ukraine, potential U.S. federal government shutdowns, natural catastrophes, warfare, and terrorist attacks could cause a decrease in business investments by existing or potential customers, including spending on technology, and negatively affect the growth of our business. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, inflation rates in the United States have recently increased to levels not seen in decades. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties, or other third parties, such as bank failures or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including our customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Such economic volatility could adversely affect our business, financial condition, results of operations, and cash flows, and future market disruptions could negatively impact us. In particular, we have experienced and may continue to experience longer sales cycles and related negotiations for prospective customers and existing customer expansions, a reduction in multi-year upfront payments for our subscription offerings, reduced contract sizes or generally increased scrutiny on technology spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty. These customer dynamics may persist in the future, even if macroeconomic conditions improve, and to the extent there is a sustained general economic downturn, a recession, or another situation where technology budgets grow at a slower rate or contract, these customer dynamics may be exacerbated. In addition to the foregoing, we have operations in Israel, which have been affected and may continue to be affected by the ongoing conflict in Israel and the surrounding area, and our growth, business, and results of operations could be further negatively impacted if the current conflict in Israel and the surrounding area continues, worsens, or expands to other nations or regions. Our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, which may require us to respond in kind and may negatively impact our existing customer relationships and new customer acquisition strategy. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our data security solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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

Rubrik, Inc.	2025 Form 10-K	41

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

Rubrik, Inc.	2025 Form 10-K	42

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 31% and 32% of our total revenue for fiscal 2025 and fiscal 2024, respectively. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new Channel Partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of January 31, 2025, a substantial portion of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies, and other obligations relating to privacy and data security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
Due to the nature of the data security services and solutions we provide to our customers, we process various categories of sensitive information. Our data processing activities may subject us to numerous obligations relating to privacy and data security, such as various laws, regulations, guidance, industry standards, internal and external privacy and security policies, contractual requirements, and other obligations.
In the United States, federal, state, and local governments have enacted numerous data privacy and data security laws, including data breach notification laws, laws governing information about individuals, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. The California Consumer Privacy Act of 2018 ("CCPA") applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests from such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in many other states as well as at the federal and local level, and we expect more states to pass similar laws in the future.

Rubrik, Inc.	2025 Form 10-K	43

Outside the United States, an increasing number of laws, regulations, and industry standards may apply to our data processing activities. For example, the European Union’s General Data Protection Regulation ("EU GDPR"), the United Kingdom’s General Data Protection Regulation ("UK GDPR" and together with the EU GDPR, the “GDPR”), Australia’s Privacy Act, and the UAE’s Data Protection Law impose strict requirements for processing personal data and apply to our operations. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater, or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Furthermore, in Europe, there is a proposed regulation related to AI that, if adopted, could impose onerous obligations related to the use of AI-related systems. In Canada, the Personal Information Protection and Electronic Documents Act ("PIPEDA"), and various related provincial laws, as well as Canada’s Anti-Spam Legislation ("CASL"), may apply to our operations. We also have operations in Japan, India and Singapore and are subject to new and emerging data privacy regimes in Asia, including Japan’s Act on the Protection of Personal Information, India’s new privacy legislation, the Digital Personal Data Protection Act, and Singapore’s Personal Data Protection Act.
Additionally, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws regulating the cross-border transfer of personal data from Europe to other countries, and, in particular, the European Economic Area and the United Kingdom, or UK, have significantly restricted the cross-border transfer of personal data to the United States, unless the entity has achieved compliance under the Data Privacy Framework and is listed as an active participant on the International Trade Administration’s website. Currently, we are a listed participant. However, given historical challenges to similarly positioned frameworks, it is possible that the Data Privacy Framework is invalidated in the future, and we will need to rely on other established transfer mechanisms for cross border transfers. Other jurisdictions may adopt similarly stringent interpretations of their cross-border data transfer laws. Although standard contractual clauses ("SCCs"), the UK’s International Data Transfer Agreement / Addendum, and other mechanisms, currently may be used to transfer personal data from the European Economic Area to the United States, these mechanisms are frequently subject to legal challenges, and the efficacy and longevity of such mechanisms for making data transfers from the European Economic Area and the UK to the United States remains uncertain. If there is no lawful manner for us to transfer personal data from the European Economic Area and the UK or other jurisdictions to the United States, we could face significant consequences, including restricting our operations or relocating part of or all of our business to other jurisdictions and increased exposure to regulatory actions, substantial fines, civil proceedings, and injunctions against processing or transferring personal data, as well as incurring the associated legal and compliance costs. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR cross-border data transfer limitations.
In addition to privacy, data protection, and data security laws and regulations, we are and may in the future become contractually subject to industry standards adopted by industry groups, such as the Payment Card Industry Data Security Standards ("PCI"). Additionally, the demands our customers place on us relating to privacy, data protection, and data security are becoming more stringent. Data protection laws, such as the EU GDPR, UK GDPR, and CCPA, increasingly require companies to impose specific contractual restrictions on their service providers and contractors. In addition, customers that use certain of our data security solutions to process protected health information may require us to sign business associate agreements that subject us to the privacy and security requirements under HIPAA and HITECH, as well as state laws that govern the privacy and security of health information. Our customers’ increasing data privacy and data security standards also increase the cost and complexity of ensuring that we, and the third parties we work with on to operate our business and deliver our services, can meet these standards. If we, or the third parties with whom we work, are unable to meet our customers’ demands or comply with the increasingly stringent legal or contractual requirements relating to data privacy and data security, we may face increased legal liability, customer contract terminations, and reduced demand for our data security solutions.
Finally, we publish privacy policies, marketing materials, white papers and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, as well as other documentation concerning data privacy, security, and AI. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials, statements, or documentations are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, regulatory enforcement actions, costly legal claims by affected individuals or our customers, or other adverse consequences.

Rubrik, Inc.	2025 Form 10-K	44

Obligations related to data privacy and data security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations by regulators and other stakeholders, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.
Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. We may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model. Despite our efforts to comply with applicable data privacy and data security obligations, we may at times fail (or be perceived to have failed) in our efforts to comply. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we, or the third parties with whom we work, fail, or are perceived to have failed, to address or comply with applicable data privacy and data security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and arbitration claims; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. As a data security company, we could be exposed to additional reputational risks should a data privacy incident occur. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
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

Rubrik, Inc.	2025 Form 10-K	45

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

Rubrik, Inc.	2025 Form 10-K	46

•Relentlessness. Unyielding will and curiosity to tackle the hardest challenges.
•Integrity. Do what you say and do the right thing.
•Velocity. Drive clarity, decide quickly, and move fast to delight our customers.
•Excellence. Set a high standard and strive for greatness.
•Transparency. Build trust and drive smart decisions through transparent communication.
We have rapidly increased our workforce across all departments, and we expect to continue to hire across our business. Our anticipated headcount growth, combined with our transition from a privately held to a publicly traded company, may result in changes to certain employees’ adherence to our core company values. If we do not continue to maintain our adherence to our company values as we grow, including through any future acquisitions or other strategic transactions, we may experience increased turnover in a portion of our current employee base and may not continue to be successful in hiring future employees. Moreover, many of our employees may be eligible to receive significant proceeds from the sale of Class A common stock in the public markets. This may lead to higher employee attrition rates or disparities in wealth among our employees, which may harm our culture and relations among employees.
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
•limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting, or enforcing our intellectual property rights, including our trademarks and patents, in the United States or other foreign jurisdictions;
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
•health epidemics or pandemics;
•exposure to liabilities under anti-corruption and similar laws, including FCPA, U.S. domestic bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

Rubrik, Inc.	2025 Form 10-K	47

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
In addition, our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase, including as a result of the base erosion and profit shifting ("BEPS") project that is being led by the Organization for Economic Co-operation and Development ("OECD"), and other initiatives led by the OECD or the European Commission. For example, the OECD is leading work on proposals commonly referred to as “BEPS 2.0,” which have made (and are expected to continue to make) important changes to the international tax system. These proposals are based on two “pillars,” involving the reallocation of taxing rights in respect of certain profits of multinational enterprises above a fixed profit margin to the jurisdictions within which they carry on business (subject to certain revenue threshold rules, which we do not currently meet but may meet in the future), referred to as “Pillar One,” and imposing a minimum effective tax rate on certain multinational enterprises, referred to as “Pillar Two.” A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of the Pillar Two rules. Based on our current understanding of the minimum revenue thresholds contained in the Pillar Two proposal, we currently expect to fall within the scope of its rules in the short term. The OECD has issued administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal. We are monitoring developments and evaluating the potential impacts of these new rules, including on our effective tax rates, and considering our eligibility to qualify for these safe harbor rules. As another example, several countries have proposed or enacted taxes applicable to digital services, which could apply to our business.
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

Rubrik, Inc.	2025 Form 10-K	48

We could be required to collect additional sales or other indirect taxes or be subject to other tax liabilities in various jurisdictions that may adversely affect our results of operations.
We sell subscriptions and services primarily through a distribution channel, but if we were to begin selling more (or, in respect of certain jurisdictions, any) subscriptions and services directly to end user or non-business customers, we may be adversely impacted because an increasing number of U.S. states and foreign jurisdictions are considering or have adopted laws that impose tax collection obligations on out-of-state companies or on companies with no taxable presence within such jurisdictions other than economic nexus. State, local, or foreign governments may interpret existing laws, or have adopted or may adopt new laws, requiring us to calculate, collect and remit taxes on sales in their jurisdictions. A successful assertion by one or more taxing jurisdictions requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in jurisdictions in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, and additional administrative expenses, which could harm our business. The imposition by state, local, or foreign governments of sales or other indirect tax collection obligations on out-of-state sellers or sellers with no taxable presence within the relevant jurisdiction other than economic nexus also could create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have an adverse effect on our business and results of operations.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of January 31, 2025, we had net operating loss ("NOL"), carryforwards for federal and state income tax purposes of $1,346.1 million and $626.2 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2037 for federal purposes and 2028 for state purposes if not utilized. Under current law, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but such federal NOLs are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year. A lack of future taxable income would adversely affect our ability to utilize certain of these NOLs before they expire. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations; generally a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes under Section 382 of the Code in the past and we may experience additional ownership changes in the future which could affect our ability to utilize our NOLs to offset our income. Similar provisions of state tax law may also apply. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future also may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California has suspended the use of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.

Rubrik, Inc.	2025 Form 10-K	49

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve our common stock valuations prior to the completion of the IPO, the volatility used to determine the grant date fair value of the performance option grant for our CEO, the identification of the number of performance obligations in our RSC subscription offerings, and our material rights associated with our Refresh Rights and Subscription Credits. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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

Rubrik, Inc.	2025 Form 10-K	50

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

Rubrik, Inc.	2025 Form 10-K	51

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
Our Class B common stock has 20 votes per share, whereas our Class A common stock has one vote per share. As a result, as of January 31, 2025, holders of our Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 95% of the voting power of our outstanding capital stock, and our directors, executive officers, and principal stockholders beneficially own approximately 45% of our outstanding classes of common stock as a whole, but control approximately 90% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future.
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
•our involvement in litigation;
•future sales of our Class A common stock by us or our stockholders;
•changes in senior management or key personnel;
•the trading volume of our Class A common stock;
•changes in the anticipated future size and growth rate of our market;
•changes in demand for cybersecurity offerings;

Rubrik, Inc.	2025 Form 10-K	52

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
Sales of a substantial number of shares of our Class A common stock in the public market following our IPO, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore, they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.
In addition, as of January 31, 2025, there were 9,570,134 shares of Class B common stock issuable upon the exercise of options and 18,039,511 restricted stock units ("RSUs"), to be settled in shares of our Class B common stock. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options, the vesting and settlement of outstanding RSUs, and other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised or RSUs are vested and settled, subject to compliance with applicable securities laws.
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

Rubrik, Inc.	2025 Form 10-K	53

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
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of at least 66 2/3% of our outstanding shares of voting stock;

Rubrik, Inc.	2025 Form 10-K	54

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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, or any action asserting a claim for aiding and abetting such breach of fiduciary duty; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (including any right, obligation, or remedy thereunder); (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action or proceeding asserting a claim against us or any of our current or former directors, officers, or other employees that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other claim for which the federal courts have exclusive jurisdiction. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such provision. Our amended and restated certificate of incorporation further provides that any person or entity holding, owning, or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Rubrik, Inc.	2025 Form 10-K	55

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and sensitive data and applications of our customers (“Information Systems and Data”).

Rubrik, Inc.	2025 Form 10-K	56

Our Chief Information Security Officer (“CISO”) and the direct reports to the CISO (including the Senior Director of Information Security and the Senior Director for Governance, Risk and Compliance, collectively, the “CISO Team”) help identify, assess and manage the Company’s cybersecurity threats and risks, including through the use of a risk register. The CISO Team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, internal and/or external audits, conducting vulnerability assessments to identify vulnerabilities, use of external intelligence feeds, and third-party-conducted red/blue team testing and tabletop incident response exercises.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response plan and/or incident response policy, incident detection and response, a vulnerability management policy, disaster recovery/business continuity plans, risk assessments, implementation of security standards/certifications, encryption of data, network security controls, access controls, physical security, vendor risk management program, employee training, penetration testing, cybersecurity insurance, dedicated cybersecurity staff/officer, and systems monitoring.
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, (1) cybersecurity risk is identified in and a component of the Company’s risk register; (2) the CISO Team works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; and (3) our information security team evaluates material risks from cybersecurity threats against our overall business objectives and reports to the board of directors, which evaluates our overall enterprise risk.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms (including legal counsel), threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, penetration testing firms, dark web monitoring services, and forensic investigators.
We also use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and supply chain resources. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes risk assessment for each vendor, security questionnaires, review of the vendor's written security program, review of security assessments and reports, audits, calls with vendors security personnel, and contractual obligations regarding cybersecurity imposed on each vendor. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K.
Governance
Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the CISO Team, along with other members of management.
Our CISO Team is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The CISO Team is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our crisis management team. The CISO Team works with our crisis management team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the board of directors for certain cybersecurity incidents.
The board of directors receives periodic reports from the CISO team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The board of directors also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Rubrik, Inc.	2025 Form 10-K	57

Item 2. Properties
We are headquartered in Palo Alto, California, where we lease approximately 81,031 square feet pursuant to a lease which expires in 2027. We currently lease other office space throughout the United States and globally, including in, Austin, Texas; Morrisville, North Carolina; Lawrence, Kansas; Reston, Virginia; Bangalore, India; Cork, Ireland; Amsterdam, Netherlands; Tel Aviv, Israel; and Sydney, Australia. We do not own any real property. We believe that our facilities are adequate to meet our current needs.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

Rubrik, Inc.	2025 Form 10-K	58

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information of our Class A Common Stock
Our Class A common stock, par value $0.000025 per share, is listed on the New York Stock Exchange, under the symbol “RBRK” and began trading on April 25, 2024. Prior to that date, there was no public trading market for our Class A common stock.
Holders of Common Stock
As of February 28, 2025, there were 27 stockholders of record of our Class A common stock and 52 stockholders of record of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. Our Amended Credit Facility contains restrictions on our ability to pay cash dividends on our capital stock. Additionally, our ability to pay dividends may be further restricted by agreements we may enter into in the future.
Recent Sales of Unregistered Securities
None.
Use of Proceeds
On April 29, 2024, we completed our IPO, in which we issued and sold 23,500,000 shares of our Class A common stock, at a public offering price of $32.00 per share (the “IPO Price”). We received net proceeds of approximately $710.3 million, after deducting underwriting discounts and commissions of $41.7 million. In May 2024, our underwriters exercised their option to purchase an additional 3,472,252 shares of our Class A common stock at the IPO Price of $32.00 per share. We received net proceeds of approximately $104.9 million, net of underwriters’ discounts and commissions. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-278434), as amended (the “Registration Statement”), declared effective by the SEC on April 24, 2024. Goldman Sachs & Co. LLC acted as the representative of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
There has been no material change in the planned use of proceeds from our IPO as described in our Final Prospectus for the IPO dated as of April 24, 2024 and filed with the SEC pursuant to Rule 424(b)(4) on April 26, 2024.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

Rubrik, Inc.	2025 Form 10-K	59

The graph below shows the cumulative total return to our stockholders between April 25, 2024 (the date that our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2025 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on April 25, 2024 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
$200
$175
$150
$125
$100
$75
$50
4/25/2024
4/30/2024
5/31/2024
6/30/2024
7/31/2024
8/31/2024
9/30/2024
10/31/2024
11/30/2024
12/31/2024
1/31/2025
RBRK
S&P 500
S&P 500 Information Technology

Item 6. [Reserved]

Rubrik, Inc.	2025 Form 10-K	60

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” and “Rubrik” refer to Rubrik, Inc. and its consolidated subsidiaries. Unless otherwise indicated, references to our “common stock” include our Class A common stock and Class B common stock.
A discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2025 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2024 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the final prospectus for our initial public offering (“IPO”) dated as of April 24, 2024 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) on April 26, 2024.
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
We began transitioning customers from our legacy CDM capabilities to RSC, which is offered on a subscription basis, in fiscal 2023. As part of this business transition, we began transitioning the sale of Rubrik-branded Appliances from us to our contract manufacturers and stopped offering the Refresh Rights as part of our subscription offerings. In lieu of offering Refresh Rights, we offer Subscription Credits to qualifying customers. We recognize ratable revenue upon utilization or upfront revenue upon expiration of Subscription Credits, and utilization of Subscription Credits also offsets Subscription ARR for the applicable period. As of the end of fiscal 2024, RSC represented a majority of our total revenue.
We recognize revenue from the sales of our RSC platform (excluding RSC-Private) ratably over the term of the subscription. We recognize a portion of revenue from sales of RSC-Private upon delivery and the remainder ratably over the term of the subscription. The majority of sales of our subscriptions are for three-year terms with upfront payment, and renewals are typically for one-year terms.

Rubrik, Inc.	2025 Form 10-K	61

We expect new and existing customers to continue to adopt RSC. Our new customers have generally been rapidly adopting the RSC platform. We are actively migrating our existing customers from our legacy CDM capabilities to RSC. As part of this migration, we expect certain existing customers to consume our platform and products through a mix of RSC and a transitional CDM license ("RCDM-T"), during which time we expect to continue recognizing a portion of the associated revenue from these customers upfront at the time we transfer control of the license to the customer. We cannot predict how long these customers will use this mix before they complete their transition. In addition, our revenue will fluctuate when qualified customers choose to exercise or forfeit their Subscription Credits (which are customer options that are accounted for as material rights) upon their associated expiration date.
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
Subscription ARR
Subscription ARR is calculated as the annualized value of our active subscription contracts as of the measurement date, assuming any contract that expires during the next 12 months is renewed on existing terms. Subscription contracts include offerings for our RSC platform and related data security SaaS solutions, term-based licenses for our RSC-Private platform and related products, prior sales of CDM sold as a subscription term-based license with associated support and related SaaS products, and standalone sales of our SaaS subscription products like Anomaly Detection and Sensitive Data Monitoring. We believe Subscription ARR illustrates our success in acquiring new subscription customers and maintaining and expanding our relationships with existing subscription customers.
The following table sets forth our Subscription ARR as of the dates presented:

	January 31,
	2025	2024

	(in thousands, except percentages)
Subscription ARR	$1,092,584	$784,029
% growth	39%	47%

Rubrik, Inc.	2025 Form 10-K	62

Subscription ARR does not include any maintenance revenue associated with perpetual licenses, which we generally no longer offer. Of the 39% and 47% growth, approximately 2 percentage points and 4 percentage points of growth for the twelve months ended
January 31, 2025 and 2024, respectively, were a result of transitioning our existing maintenance customers to our subscription editions. We expect the contributions to growth from these transitions to subside in fiscal 2026.
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
The following table sets forth our Cloud ARR as of the dates presented:

	January 31,
	2025	2024

	(in thousands, except percentages)
Cloud ARR	$875,602	$524,767
% growth	67%	119%
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
The following table sets forth our average subscription dollar-based net retention rate as of the dates presented:

	January 31,
	2025	2024
Average subscription dollar-based net retention rate	over 120%	over 130%
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
The following table sets forth the number of customers with $100,000 or more in Subscription ARR as of the dates presented:

	January 31,
	2025	2024
Customers with $100,000 or more in Subscription ARR	2,246	1,742
% growth	29%	45%

Rubrik, Inc.	2025 Form 10-K	63

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
Free cash flow was $21.6 million, $(24.5) million and $(15.0) million for the fiscal year ended January 31, 2025, 2024 and 2023, respectively. Free cash flow for the fiscal year ended January 31, 2025 includes a cash outlay of $22.8 million for employer payroll taxes due to the vesting of certain equity awards in conjunction with the initial public offering. The improvement in free cash flow was primarily due to higher sales that were offset by higher expenses including expenses from Laminar operations, which was acquired in August 2023, a decrease in contract term due to the growth of our Cloud and SaaS products, and an increasing mix of annual and consumption payments from customers. This trend when combined with changes in new business growth, may result in free cash flow volatility across periods.
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
The following table presents a reconciliation of free cash flow to net cash used in operating activities for the periods presented:

	Year Ended January 31,
	2025	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$48,228	$(4,518)	$19,287
Less: Purchases of property and equipment	(16,885)	(12,333)	(25,017)
Less: Capitalized internal-use software	(9,714)	(7,675)	(9,281)
Free cash flow	$21,629	$(24,526)	$(15,011)
Net cash used in investing activities	$(383,442)	$(93,623)	$(125,188)
Net cash provided by financing activities	$398,023	$95,949	$171,823

Rubrik, Inc.	2025 Form 10-K	64

Subscription ARR Contribution Margin
We define Subscription ARR Contribution Margin as the Subscription ARR Contribution (as defined below) divided by Subscription ARR at the end of the period. We define Subscription ARR Contribution as Subscription ARR at the end of the period less: (i) our non-GAAP subscription cost of revenue and (ii) our non-GAAP operating expenses for the prior 12-month period ending on that date. In fiscal 2023, we began transitioning customers from our legacy CDM capabilities to our subscription-based RSC offerings. As a result of differing revenue recognition treatment between CDM and RSC, including the RCDM-T licenses offered to existing customers, and as qualified customers choose to exercise or forfeit their Subscription Credits, these business transitions cause fluctuations to our total revenue growth and limit the comparability of our revenue with past performance. As a result, we measure the performance of our business on the basis of Subscription ARR. We believe that Subscription ARR Contribution Margin is a helpful indicator of operating leverage during this business transition. One limitation of Subscription ARR Contribution Margin is that the factors that impact Subscription ARR will vary from those that impact subscription revenue and, as such, may not provide an accurate indication of our actual or future GAAP results. Additionally, the historical expenses in this calculation may not accurately reflect the costs associated with future commitments.
Subscription ARR Contribution Margin was 2%, (12)%, and (38)% for the 12 months ended January 31, 2025, 2024 and 2023, respectively. For the 12 months ended January 31, 2025, the non-GAAP expenses includes the recognition of $22.8 million for employer payroll taxes due to the vesting of certain equity awards in conjunction with the initial public offering. The increase in Subscription ARR Contribution Margin was primarily driven by the strong year-over-year growth in Subscription ARR, compared to year-over-year growth in non-GAAP subscription costs of sales and non-GAAP operating expenses. We believe that this increase in Subscription ARR Contribution Margin reflects increased operating leverage in our business.
The following table presents the calculation of Subscription ARR Contribution Margin for the periods presented as well as a reconciliation of (i) non-GAAP subscription cost of revenue to cost of revenue and (ii) non-GAAP operating expenses to operating expenses.

	Twelve Months Ended January 31,
	2025	2024	2023

	(in thousands, except percentages)
Subscription cost of revenue	$215,036	$97,927	$62,294
Stock-based compensation expense	(49,514)	(45)	(53)
Stock-based compensation from amortization of capitalized internal-use software	(273)	(153)	(287)
Amortization of acquired intangibles	(3,673)	(1,676)	(822)
Non-GAAP subscription cost of revenue	$161,576	$96,053	$61,132

Operating expenses	$1,754,828	$789,436	$679,353
Stock-based compensation expense	(846,872)	(5,652)	(6,727)
Non-GAAP operating expenses	$907,956	$783,784	$672,626

Subscription ARR	$1,092,584	$784,029	$532,929
Non-GAAP subscription cost of revenue	(161,576)	(96,053)	(61,132)
Non-GAAP operating expenses	(907,956)	(783,784)	(672,626)
Subscription ARR Contribution	$23,052	$(95,808)	$(200,829)
Subscription ARR Contribution Margin	2%	(12)%	(38)%
Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions and typically invoice our customers at the inception of the contract.
Our revenue will fluctuate based on the timing for transitioning our existing customers to RSC, including the RCDM-T licenses offered to existing customers, sales of RSC-Private, and when qualified customers choose to exercise or forfeit their Subscription Credits, the customer options that are accounted for as material rights. These expected trends, when combined with the transition of the sale of Rubrik-branded Appliances from us to our contract manufacturers, will limit and cause fluctuations to our revenue growth through fiscal 2027. We primarily measure our business on the basis of Subscription ARR, as we believe it best reflects our actual growth and our growth prospects.

Rubrik, Inc.	2025 Form 10-K	65

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
As customers continue to adopt or transition to RSC, we expect the ratable portion of our subscription revenue to increase. We expect certain customers to consume our platform and products through a mix of RSC and RCDM-T as they complete the migration, which will result in a recognition of a portion of the associated revenue for these customers upfront. Furthermore, our subscription revenue will also fluctuate when qualified customers choose to exercise or forfeit their customer options that are accounted for as material rights. In fiscal 2025, subscription revenue saw some modest benefits as customers exercise or forfeit their Subscription Credits. We expect to see some further benefits through fiscal 2027 that we do not expect to continue in the long-term. The combination of both of these factors will limit and cause fluctuations in our subscription revenue growth through fiscal 2027, depending in part on the timing of our existing customers’ transition to RSC.
Maintenance Revenue
Maintenance revenue represents fees earned from software updates on a when-and-if-available basis, telephone support, integrated web-based support, and Rubrik-branded Appliance maintenance relating to our perpetual licenses. Maintenance revenue is recognized ratably over the term of the service period. We expect our maintenance revenue to decrease as we drive adoption of RSC for existing maintenance customers and the transition to be largely completed by the end of fiscal 2026.
Other Revenue
Other revenue represents fees earned from sales of Rubrik-branded Appliances and professional services. Revenue for Rubrik-branded Appliances is recognized when shipped to the customer. When we sell our software license with our Rubrik-branded Appliances, revenue for both the Rubrik-branded Appliances and software licenses are recognized at the same time. Revenue related to professional services is typically recognized as the services are performed. In the third quarter of fiscal 2023, we began transitioning the sale of Rubrik-branded Appliances from us to our contract manufacturers and this was largely completed in fiscal 2025. We expect other revenue to be largely driven by sales of professional services in the future and as a percentage of total revenue to decrease over time.
Cost of Revenue
Cost of revenue primarily includes employee compensation and related expenses associated with customer support, certain hosting costs, amortization of capitalized internal-use software, amortization of finite-lived intangible assets and cost of Rubrik-branded Appliances.
Cost of Subscription Revenue
Cost of subscription revenue primarily includes employee compensation and related expenses associated with customer support for our subscription offerings, certain hosting costs, amortization of capitalized internal-use software, and amortization of finite-lived intangible assets. We expect our cost of subscription revenue to increase as our subscription revenue increases.

Rubrik, Inc.	2025 Form 10-K	66

Cost of Maintenance Revenue
Cost of maintenance revenue primarily includes employee compensation and related expenses associated with customer support from our perpetual licenses. Over the long-term, we expect our cost of maintenance revenue to decrease as our maintenance revenue decreases.
Cost of Other Revenue
Cost of other revenue primarily includes the cost of Rubrik-branded Appliances and professional services. We expect cost of other revenue as a percentage of total cost of revenue to decrease due to the sales of Rubrik-branded Appliances transitioning from us to our contract manufacturers which was largely completed in fiscal 2025. Over the long-term, we expect the cost of other revenue to be largely driven by sales of professional services.
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
Subscription Gross Margin
With increased adoption of RSC, we expect SaaS revenue to increase as a percentage of total revenue, which we expect will result in an increase in associated hosting costs. As customers adopt RSC, we expect our subscription gross margin to fluctuate through fiscal 2027. This is due to the revenue being recognized ratably over the subscription term rather than a portion being recognized upfront from subscription term-based licenses and associated increases in hosting costs for our SaaS solutions. We expect our subscription gross margin to fluctuate as customers adopt data security SaaS solutions on the RSC platform.
Maintenance Gross Margin
We expect maintenance revenue to decrease as a percentage of total revenue, which we expect will result in a decrease in maintenance costs. We expect our maintenance margin to fluctuate until the end of fiscal 2026 as maintenance revenue and related costs decline as customers adopt RSC.
Other Gross Margin
We expect sales of Rubrik-branded Appliances to decrease as we transition the sale from us to contract manufacturers, which will result in a decrease in associated Rubrik-branded Appliance costs. The transition of the sale of Rubrik-branded Appliances to our contract manufacturers was largely completed in fiscal 2025. Over the long-term, we expect other gross margin to be largely driven by sales of professional services.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses. We also incur other non-personnel costs such as colocation and certain hosting costs, office space costs, fees for third-party professional services, and costs associated with software and subscription services. We expect our operating expenses will continue to increase as our business grows. We also expect our operating expenses, exclusive of stock-based compensation, as a percentage of revenue to generally decrease over the long term.
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

Rubrik, Inc.	2025 Form 10-K	67

Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation and related expenses including sales commissions, marketing programs, and travel-related costs. To capture share in the ever-growing data security market, we expect to continuously expand our sales force, increase our marketing efforts, and expand into new markets. We expect our sales and marketing expenses will continue to increase as our business grows. We also expect our sales and marketing expenses, exclusive of stock-based compensation, as a percentage of revenue to generally decrease over the long term.
General and Administrative
General and administrative expenses consist primarily of employee compensation and related expenses for administrative functions, including finance, legal, human resources, information technology, and fees for third-party professional services. We expect our general and administrative expenses will continue to increase as our business grows. We also expect our general and administrative expenses, exclusive of stock-based compensation, as a percentage of revenue to generally decrease over the long term.
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

Rubrik, Inc.	2025 Form 10-K	68

Results of Operations
The following tables summarize our consolidated statements of operations data for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended January 31,
	2025	2024	2023

	(in thousands)
Revenue
Subscription	$828,740	$537,869	$385,272
Maintenance	18,408	38,745	76,220
Other	39,396	51,278	138,327
Total revenue	886,544	627,892	599,819
Cost of revenue
Subscription(1)	215,036	97,927	62,294
Maintenance(1)	6,068	6,472	15,059
Other(1)	44,644	40,563	104,661
Total cost of revenue	265,748	144,962	182,014
Gross profit	620,796	482,930	417,805
Operating expenses
Research and development(1)	531,615	206,527	175,057
Sales and marketing(1)	867,518	482,532	417,542
General and administrative(1)	355,695	100,377	86,754
Total operating expenses	1,754,828	789,436	679,353
Loss from operations	(1,134,032)	(306,506)	(261,548)
Interest income	25,353	11,216	5,140
Interest expense	(41,253)	(30,295)	(11,709)
Other income (expense), net	1,480	(1,884)	(1,033)
Loss before income taxes	(1,148,452)	(327,469)	(269,150)
Income tax expense	6,368	26,689	8,596
Net loss	$(1,154,820)	$(354,158)	$(277,746)
Net loss per share attributable to common stockholders, basic and diluted	$(7.48)	$(5.84)	$(4.66)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	154,294	60,628	59,590
(1) Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2025	2024	2023

	(in thousands)
Cost of revenue
Subscription	$49,514	$45	$53
Maintenance	3,076	7	34
Other	14,451	11	140
Research and development	297,051	3,590	3,044
Sales and marketing	330,443	1,313	2,399
General and administrative	219,378	749	1,284
Total stock-based compensation expense	$913,913	$5,715	$6,954

Rubrik, Inc.	2025 Form 10-K	69

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended January 31,
	2025	2024	2023
Revenue
Subscription	93%	86%	64%
Maintenance	3	6	13
Other	4	8	23
Total revenue	100	100	100
Cost of revenue
Subscription	24	16	10
Maintenance	1	1	3
Other	5	6	17
Total cost of revenue	30	23	30
Gross profit	70	77	70
Operating expenses
Research and development	60	33	29
Sales and marketing	98	77	71
General and administrative	40	16	14
Total operating expenses	198	126	114
Loss from operations	(128)	(49)	(44)
Interest income	3	2	1
Interest expense	(5)	(5)	(2)
Other income (expense), net	—	—	—
Loss before income taxes	(130)	(52)	(45)
Income tax expense	—	4	1
Net loss	(130)%	(56)%	(46)%
Comparison of Fiscal Years Ended January 31, 2025 and 2024
Revenue

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Subscription	$828,740	$537,869	$290,871	54%
Maintenance	18,408	38,745	(20,337)	(52)%
Other	39,396	51,278	(11,882)	(23)%
Total revenue	$886,544	$627,892	$258,652	41%
Growth in subscription revenue was driven by growth in Subscription ARR and modest benefits as customers exercised or forfeited their Subscription Credits but also benefited from the fiscal 2024 revenue headwind related to the transition to RSC and higher than expected upfront and non-recurring revenue. The higher than expected upfront and non-recurring revenue is also due to higher new sales and renewals of RSC-Private from regulated and government verticals in fiscal 2025 as well as the extension of RCDM-T to some of our customers, as they progress through their adoption of RSC.
Our Subscription ARR grew from $784.0 million as of January 31, 2024 to $1,092.6 million as of January 31, 2025, representing a 39% increase. Of the increase in Subscription ARR, 2 percentage points are a result of transitioning our existing maintenance customers to our subscription editions. A further indication of our ability to expand revenue from existing customers is through our average subscription dollar-based net retention rate which was greater than 120% as of January 31, 2025. We had 2,246 customers with $100,000 or more in Subscription ARR as of January 31, 2025, increasing from 1,742 as of January 31, 2024.

Rubrik, Inc.	2025 Form 10-K	70

Maintenance revenue associated with sales of perpetual licenses of our legacy CDM product decreased for the fiscal year ended January 31, 2025. Maintenance revenue represented 3% and 6% of total revenue for the fiscal year ended January 31, 2025 and 2024, respectively. We expect the transition of existing maintenance customers adopting RSC subscription offerings to be largely completed by the end of fiscal 2026.
Other revenue, which consists primarily of sales of Rubrik-branded Appliances and professional services, decreased for the fiscal year ended January 31, 2025. Sales of Rubrik-branded Appliances decreased by $10.4 million for the fiscal year ended January 31, 2025, as the transition of sales of our Rubrik-branded Appliances from us to our contract manufacturers is largely complete. We expect our other revenue as a percentage of total revenue to continue to decrease.
Cost of Revenue

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscription	$215,036	$97,927	$117,109	120%
Maintenance	6,068	6,472	(404)	(6)%
Other	44,644	40,563	4,081	10%
Total cost of revenue	$265,748	$144,962	$120,786	83%
Cost of subscription revenue increased for the fiscal year ended January 31, 2025 primarily due to the recognition of stock-based compensation expense of $49.5 million after and as a result of the completion of our IPO, an increase in $48.5 million in hosting costs due to the launch and adoption of more SaaS products by our customers, and an increase of $10.6 million from growth in our customer support organization.
Cost of maintenance revenue decreased for the fiscal year ended January 31, 2025 primarily due to $3.1 million decrease in our customer support organization costs relating to maintenance revenue as we no longer offer new perpetual licenses and as existing maintenance customers adopted RSC subscription offerings, offset by an increase of $3.1 million in stock-based compensation expense we recognized after and as a result of the completion of our IPO.
Cost of other revenue increased for the fiscal year ended January 31, 2025 primarily due to $14.5 million in stock-based compensation expense we recognized after and as a result of the completion of our IPO, partially offset by a decrease in Rubrik-branded Appliances costs of $10.9 million as we are transitioning the sale of Rubrik-branded Appliances from us to our contract manufacturers.
Gross Profit and Gross Margin

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Gross profit
Subscription	$613,704	$439,942	$173,762	39%
Maintenance	12,340	32,273	(19,933)	(62)%
Other	(5,248)	10,715	(15,963)	(149)%
Total gross profit	$620,796	$482,930	$137,866	29%

	Year Ended January 31,
	2025	2024
Gross margin
Subscription	74%	82%
Maintenance	67%	83%
Other	(13)%	21%
Total gross margin	70%	77%
Subscription gross margin decreased for the fiscal year ended January 31, 2025 due to the stock-based compensation expense we recognized after and as a result of the completion of our IPO and an increase in hosting costs associated with our development and launch of more SaaS products.

Rubrik, Inc.	2025 Form 10-K	71

Maintenance gross margin decreased for the fiscal year ended January 31, 2025 due to the stock-based compensation expense we recognized after and as a result of the completion of our IPO.
Other gross margin decreased for the fiscal year ended January 31, 2025 due to the stock-based compensation expense we recognized after and as a result of the completion of our IPO.
Operating Expenses
Research and Development

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$531,615	$206,527	$325,088	157%
Research and development expenses increased for the fiscal year ended January 31, 2025. Employee compensation and related expenses increased by $318.2 million due to $293.5 million of stock-based compensation expense we recognized after and as a result of the completion of our IPO and increases in headcount as we continued to develop new products and enhance the functionalities of our existing products.
Sales and Marketing

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$867,518	$482,532	$384,986	80%
Sales and marketing expenses increased for the fiscal year ended January 31, 2025. Employee compensation and related expenses increased by $366.5 million due to $329.1 million of stock-based compensation expense we recognized after and as a result of the completion of our IPO and increases in headcount.
General and Administrative

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative	$355,695	$100,377	$255,318	254%
General and administrative expenses increased for the fiscal year ended January 31, 2025. Employee compensation and related expenses increased by $232.4 million due to $218.6 million of stock-based compensation expense we recognized after and as a result of the completion of our IPO and increases in headcount.
Other Non-Operating Income (Expense)

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income	$25,353	$11,216	$14,137	126%
Interest expense	(41,253)	(30,295)	(10,958)	36%
Other income (expense), net	1,480	(1,884)	3,364	(179)%
Interest income increased for the fiscal year ended January 31, 2025 due to higher cash, cash equivalents, and investment balances.
Interest expense increased for the fiscal year ended January 31, 2025 primarily due to our Prior Credit Facility and Amended Credit Facility (each as defined below).

Rubrik, Inc.	2025 Form 10-K	72

Income Tax Expense

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax expense	$6,368	$26,689	$(20,321)	(76)%
Our income tax expense decreased for the fiscal year ended January 31, 2025 due to the impact of integrating the operations of Laminar during the fiscal year ended January 31, 2024 and several of our foreign subsidiaries making an election in the current year to be treated as U.S. branches for federal income tax purposes effective in fiscal 2024.
Our effective tax rate may fluctuate significantly and could be adversely affected to the extent that earnings are lower than anticipated in countries that have lower statutory tax rates and higher than anticipated in countries that have higher statutory tax rates. In addition, tax authorities may challenge our transfer pricing policies, resulting in a higher effective tax rate.
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

Rubrik, Inc.	2025 Form 10-K	73

Our billings grow with new business growth. The majority of our billings are driven by invoicing our customers for multi-year commitments. However, this may evolve as customers have opted to, and may continue to opt to, pay us on an annual or consumption basis based on products purchased due to the growth in our SaaS product offerings. In addition, our billings are subject to seasonality, with billings in the fourth quarter being substantially higher than in the other three quarters. As of January 31, 2025, we had cash, cash equivalents, and short-term investments of $705.1 million. Our cash equivalents and investments primarily consist of money market funds, U.S. treasuries, commercial paper, corporate bonds, and U.S. government agencies securities. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $(2,837.3) million as of January 31, 2025. We expect to continue to incur operating losses, and our operating cash flows may fluctuate between positive and negative amounts for the foreseeable future due to the investments we intend to make as described above. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months.
Our longer-term future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, and the continuing market adoption of our platform. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash and long-term investment balances, and our Amended Credit Facility, and potential future debt or equity financings. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We continue to assess our capital structure and evaluate the merits of deploying available cash. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and operating results would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$48,228	$(4,518)	$19,287
Net cash used in investing activities	$(383,442)	$(93,623)	$(125,188)
Net cash provided by financing activities	$398,023	$95,949	$171,823
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
For the fiscal year ended January 31, 2025, net cash provided by operating activities of $48.2 million resulted primarily from a net loss of $1,154.8 million, partially offset by $913.9 million of stock-based compensation, $90.3 million of amortization of deferred commissions, $34.3 million for non-cash interest related to debt, $28.9 million for depreciation and amortization, and $141.7 million of net cash inflow from changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $313.2 million increase in deferred revenue from increased billings and a $45.9 million increase in accrued expenses and other current liabilities. The cash inflow was partially offset by a $128.8 million increase in deferred commissions, a $48.8 million increase in prepaid expense and other assets and a $44.3 million increase in accounts receivable.

Rubrik, Inc.	2025 Form 10-K	74

For the fiscal year ended January 31, 2024, net cash used in operating activities of $4.5 million resulted primarily from a net loss of $354.2 million, partially offset by $76.5 million of amortization of deferred commissions, $24.3 million for depreciation and amortization, $10.1 million for non-cash interest related to debt, $5.7 million of stock-based compensation, and $233.9 million of net cash inflow from changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $299.8 million increase in deferred revenue from increased billings, a $22.9 million increase in accrued expenses and other liabilities, and a $17.2 million decrease in accounts receivable. The cash inflow was partially offset by a $107.1 million increase in deferred commissions.
Investing Activities
For the fiscal year ended January 31, 2025, net cash used in investing activities of $383.4 million resulted from $797.1 million in purchases of investments, $16.9 million in purchases of property and equipment, and $9.7 million in capitalized internal-use software, offset by $440.3 million in proceeds from maturities and sales of investments.
For the fiscal year ended January 31, 2024, net cash used in investing activities of $93.6 million resulted from $246.0 million in purchases of investments, $90.3 million paid to acquire Laminar, $12.3 million in purchases of property and equipment, and $7.7 million in capitalized internal-use software, offset by $262.7 million in proceeds from maturities and sales of investments.
Financing Activities
For the fiscal year ended January 31, 2025, net cash provided by financing activities of $398.0 million resulted primarily from $815.2 million in proceeds from our IPO and underwriters' exercise of over-allotment option, net of underwriting discounts and commissions, $11.1 million in proceeds from issuance of common stock under employee stock purchase plan, and $8.5 million from the exercise of stock options, partially offset by $432.5 million in taxes paid related to the net share settlement of equity awards that vested since our IPO, and $3.5 million for payment of deferred offering costs.
For the fiscal year ended January 31, 2024, net cash provided by financing activities of $95.9 million resulted primarily from $96.5 million in proceeds from the issuance of debt, net of discount and $3.4 million from the exercise of stock options, offset by $3.7 million for payment of deferred offering costs.
Material Cash Requirements
As of January 31, 2025, our material cash requirements consisted of (i) obligations under operating leases for offices and data centers on an undiscounted basis, of which $11.1 million will be due within 12 months and $19.7 million will be due thereafter, (ii) purchase obligations relating primarily to hosting and software and subscription services, of which $50.0 million will be due within 12 months and $243.2 million will be due thereafter, and (iii) debt, including the quarterly interest payments. As of January 31, 2025, the aggregate principal amount of our $322.3 million debt obligation is due in fiscal 2029.
The contractual commitment amounts above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included above. Purchase orders issued in the ordinary course of business are not included above, as our purchase orders represent authorizations to purchase rather than binding agreements.
Critical Accounting Policies and Estimates
Our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are described below. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on our other significant accounting policies.

Rubrik, Inc.	2025 Form 10-K	75

Revenue Recognition
We identify performance obligations in a customer contract by assessing whether products and services are capable of being distinct and distinct in the context of the contract. The determination of the performance obligations for RSC when offered as a hybrid cloud subscription requires significant judgment due to the ongoing interaction between the software hosted from the cloud (as a service) and the on-premise software licenses. We have concluded that the software hosted from the cloud (as a service) and software licenses are not distinct from each other in the context of the contract such that revenue from the combined offering should be recognized ratably over the subscription period for which the software hosted from the cloud (as a service) are provided. In reaching this conclusion, we considered the nature of our promise to customers with a hybrid cloud subscription, which is to provide a single, unified data security solution that operates seamlessly across multiple data sources and teams, and to give customers the ability to manage all their data sources consistently and/or in a manner they dictate. We only fulfill this multi-faceted promise by providing access to an integrated solution comprised of both cloud-based and on-premise software. The cloud-based software and on-premise software work together to provide features and functionalities necessary to fulfill that promise, which neither the software hosted from the cloud (as a service) nor the software licenses could provide on their own or together with third-party resources.
Our contracts with customers may include customer options that are material rights. The determination of the likelihood of customers exercising their options requires significant judgment. Our management team estimates the likelihood of customers exercising their options by taking into account available information such as the number and timing of options exercised or forfeited, and considers other factors, such as customer churn, that may impact the options that have yet to be exercised or forfeited. Depending on the type of customer option exercised, the amount of consideration allocated to the material rights will be recognized into revenue at a point in time or over time beginning at the date the customer accepts the option. Deferred revenue associated with customer options that are subsequently forfeited will be released into revenue at the time the options are forfeited.
Common Stock Valuations
Prior to the IPO, the fair value of the common stock underlying our stock-based awards has historically been determined by our board of directors, with input from management and reference to contemporaneous unrelated independent third-party valuations. We believe that our board of directors has the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock. These factors include:
•the results of contemporaneous unrelated third-party valuations of our common stock at periodic intervals;
•the prices, rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of its common stock;
•the lack of marketability of our common stock;
•our actual operating and financial results;
•our current business conditions and projections;
•market multiples of comparable companies in our industry;
•the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company, given prevailing market conditions;
•recent secondary stock sales transactions; and
•macroeconomic conditions.
The determination of the fair value of our common stock involves the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events.
Following the IPO, the fair value of our common stock is based on the closing price as reported on the date of grant on the stock exchange on which we are listed.

Rubrik, Inc.	2025 Form 10-K	76

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
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.
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

Rubrik, Inc.	2025 Form 10-K	77

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of January 31, 2025, we had cash, cash equivalents, and short-term investments of $705.1 million and restricted cash of $7.3 million. Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. A hypothetical 10% increase or decrease in interest rates would not have a material effect on the fair market value of our portfolio.
Foreign Currency Risk
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

Rubrik, Inc.	2025 Form 10-K	78

Item 8. Financial Statements and Supplementary Data
Rubrik, Inc.
All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

Rubrik, Inc.	2025 Form 10-K	79

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Rubrik, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Rubrik, Inc. and subsidiaries (the Company) as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the three-year period ended January 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2018.
Santa Clara, California
March 20, 2025

Rubrik, Inc.	2025 Form 10-K	80

Rubrik, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	January 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$186,331	$130,031
Short-term investments	518,813	149,220
Accounts receivable, net of allowances of $499 and $247	177,627	133,544
Deferred commissions	91,919	72,057
Prepaid expenses and other current assets	102,951	63,861
Total current assets	1,077,641	548,713
Property and equipment, net	53,194	47,873
Deferred commissions, noncurrent	132,465	113,814
Goodwill	100,343	100,343
Other assets, noncurrent	59,331	62,867
Total assets	$1,422,974	$873,610
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities
Accounts payable	$10,439	$6,867
Accrued expenses and other current liabilities	162,602	122,934
Deferred revenue	777,135	526,480
Total current liabilities	950,176	656,281
Deferred revenue, noncurrent	642,370	579,781
Other liabilities, noncurrent	61,821	55,050
Debt, noncurrent	322,341	287,042
Total liabilities	1,976,708	1,578,154
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, $0.000025 par value – zero and 74,182,559 shares authorized as of January 31, 2025 and 2024, respectively; zero and 74,182,559 shares issued and outstanding as of January 31, 2025 and 2024, respectively; liquidation preference of zero and $715,100 as of January 31, 2025 and 2024, respectively	—	714,713
Stockholders’ deficit
Preferred stock, $0.000025 par value – 20,000,000 and zero shares authorized as of January 31, 2025 and 2024, respectively; zero shares issued and outstanding as of January 31, 2025 and 2024, respectively	—	—
Common stock, $0.000025 par value – zero and 203,935,682 shares authorized as of January 31, 2025 and 2024, respectively; zero and 55,862,729 shares issued and outstanding as of January 31, 2025 and 2024, respectively	—	1
Convertible founders stock, $0.000125 par value – zero and 5,400,000 shares authorized as of January 31, 2025 and 2024, respectively; zero and 5,400,000 shares issued and outstanding as of January 31, 2025 and 2024, respectively	—	—
Class A common stock, $0.000025 par value – 1,070,000,000 and zero shares authorized as of January 31, 2025 and 2024, respectively; 101,981,023 and zero shares issued and outstanding as of January 31, 2025 and 2024, respectively	3	—
Class B common stock, $0.000025 par value – 210,000,000 and zero shares authorized as of January 31, 2025 and 2024, respectively; 87,785,767 and zero shares issued and outstanding as of January 31, 2025 and 2024, respectively	2	—
Additional paid-in capital	2,291,829	265,494
Accumulated other comprehensive loss	(8,235)	(2,239)
Accumulated deficit	(2,837,333)	(1,682,513)
Total stockholders’ deficit	(553,734)	(1,419,257)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$1,422,974	$873,610
The accompanying notes are an integral part of these consolidated financial statements.

Rubrik, Inc.	2025 Form 10-K	81

Rubrik, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,
	2025	2024	2023
Revenue
Subscription	$828,740	$537,869	$385,272
Maintenance	18,408	38,745	76,220
Other	39,396	51,278	138,327
Total revenue	886,544	627,892	599,819

Cost of revenue
Subscription	215,036	97,927	62,294
Maintenance	6,068	6,472	15,059
Other	44,644	40,563	104,661
Total cost of revenue	265,748	144,962	182,014

Gross profit	620,796	482,930	417,805
Operating expenses
Research and development	531,615	206,527	175,057
Sales and marketing	867,518	482,532	417,542
General and administrative	355,695	100,377	86,754
Total operating expenses	1,754,828	789,436	679,353

Loss from operations	(1,134,032)	(306,506)	(261,548)
Interest income	25,353	11,216	5,140
Interest expense	(41,253)	(30,295)	(11,709)
Other income (expense), net	1,480	(1,884)	(1,033)
Loss before income taxes	(1,148,452)	(327,469)	(269,150)
Income tax expense	6,368	26,689	8,596
Net loss	$(1,154,820)	$(354,158)	$(277,746)
Net loss per share attributable to common stockholders, basic and diluted	$(7.48)	$(5.84)	$(4.66)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	154,294	60,628	59,590
The accompanying notes are an integral part of these consolidated financial statements.

Rubrik, Inc.	2025 Form 10-K	82

Rubrik, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2025	2024	2023
Net loss	$(1,154,820)	$(354,158)	$(277,746)
Foreign currency translation adjustment, net of tax	(6,274)	(1,355)	(1,009)
Unrealized gain (loss) on available-for-sale securities, net of tax	278	417	(204)
Total other comprehensive loss, net of tax	(5,996)	(938)	(1,213)
Comprehensive loss	$(1,160,816)	$(355,096)	$(278,959)
The accompanying notes are an integral part of these consolidated financial statements.

Rubrik, Inc.	2025 Form 10-K	83

Rubrik, Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(In thousands, except share amounts)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount
Balances as of January 31, 2022	74,182,559	$714,713	59,156,335	$1	$231,354	$(88)	$(1,050,609)	$(819,342)
Issuance of common stock upon exercise of stock options	—	—	669,122	—	3,809	—	—	3,809
Repurchases of unvested common stock	—	—	(750)	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	164	—	—	164
Issuance of common stock for settlement of restricted stock units	—	—	54,010	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,999	—	—	6,999
Other comprehensive loss	—	—	—	—	—	(1,213)	—	(1,213)
Net loss	—	—	—	—	—	—	(277,746)	(277,746)
Balances as of January 31, 2023	74,182,559	714,713	59,878,717	1	242,326	(1,301)	(1,328,355)	(1,087,329)
Issuance of common stock upon exercise of stock options	—	—	884,012	—	3,383	—	—	3,383
Issuance of common stock for business acquisition	—	—	500,000	—	14,070	—	—	14,070
Stock-based compensation	—	—	—	—	5,715	—	—	5,715
Other comprehensive loss	—	—	—	—	—	(938)	—	(938)
Net loss	—	—	—	—	—	—	(354,158)	(354,158)
Balances as of January 31, 2024	74,182,559	714,713	61,262,729	1	265,494	(2,239)	(1,682,513)	(1,419,257)
Conversion of redeemable convertible preferred stock and founder stock to common stock upon initial public offering	(74,182,559)	(714,713)	74,182,559	2	714,711	—	—	714,713
Issuance of common stock upon initial public offering and underwriters' exercise of over-allotment option, net of underwriting discounts and commissions, and offering costs	—	—	26,972,252	1	805,134	—	—	805,135
Issuance of common stock upon exercise of stock options	—	—	1,548,712	—	8,516	—	—	8,516
Issuance of common stock upon settlement of restricted stock units	—	—	25,393,769	1	(432,513)	—	—	(432,512)
Issuance of common stock under employee stock purchase plan	—	—	406,769	—	11,064	—	—	11,064
Stock-based compensation	—	—	—	—	919,423	—	—	919,423
Other comprehensive loss	—	—	—	—	—	(5,996)	—	(5,996)
Net loss	—	—	—	—	—	—	(1,154,820)	(1,154,820)
Balances as of January 31, 2025	—	$—	189,766,790	$5	$2,291,829	$(8,235)	$(2,837,333)	$(553,734)
The accompanying notes are an integral part of these consolidated financial statements.

Rubrik, Inc.	2025 Form 10-K	84

Rubrik, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(1,154,820)	$(354,158)	$(277,746)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,868	24,305	22,366
Stock-based compensation	913,913	5,715	6,954
Amortization of deferred commissions	90,303	76,530	81,288
Non-cash interest	34,256	10,117	8,504
Deferred income taxes	1,241	1,937	4,447
Other	(7,249)	(2,836)	(1,034)
Changes in operating assets and liabilities:
Accounts receivable	(44,255)	17,157	8,754
Deferred commissions	(128,816)	(107,148)	(135,016)
Prepaid expenses and other assets	(48,818)	2,251	(32,702)
Accounts payable	4,479	(1,012)	(7,491)
Accrued expenses and other liabilities	45,882	22,872	2,144
Deferred revenue	313,244	299,752	338,819
Net cash provided by (used in) operating activities	48,228	(4,518)	19,287
Cash flows from investing activities:
Purchases of property and equipment	(16,885)	(12,333)	(25,017)
Capitalized internal-use software	(9,714)	(7,675)	(9,281)
Purchases of investments	(797,084)	(246,004)	(219,040)
Sale of investments	32,977	7,503	35,910
Maturities of investments	407,264	255,214	92,240
Payment for business combination, net of cash acquired	—	(90,328)	—
Net cash used in investing activities	(383,442)	(93,623)	(125,188)
Cash flows from financing activities:
Proceeds from initial public offering and underwriters' exercise of over-allotment option, net of underwriting discounts and commissions	815,209	—	—
Taxes paid related to net share settlement of equity awards	(432,512)	—	—
Proceeds from exercise of stock options	8,515	3,383	3,816
Proceeds from issuance of common stock under employee stock purchase plan	11,064	—	—
Repurchases of unvested common stock	—	—	(6)
Payments for deferred offering costs, net	(3,545)	(3,734)	(2,725)
Proceeds from issuance of debt, net of discount	—	96,525	171,463
Payments for debt discount costs	(475)	—	—
Payments for debt issuance costs	(233)	(225)	(725)
Net cash provided by financing activities	398,023	95,949	171,823
Effect of exchange rate on cash, cash equivalents, and restricted cash	(6,274)	(1,355)	(1,009)
Net increase (decrease) in cash, cash equivalents, and restricted cash	56,535	(3,547)	64,913
Cash, cash equivalents, and restricted cash, beginning of year	137,059	140,606	75,693
Cash, cash equivalents, and restricted cash, end of year	$193,594	$137,059	$140,606
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$11,938	$5,054	$6,018
Cash paid for interest	15,026	9,518	4,946
Non-cash investing and financing activities:
Vesting of early exercised common stock options	$—	$—	$164
Transfers of inventory to property and equipment	$102	$626	$13
Property and equipment received, included in payables and accrued but not paid	$816	$2,207	$1,976
Stock-based compensation capitalized in internal-use software	$5,227	$—	$45
Deferred offering costs accrued but not paid	$—	$953	$300
Fair value of common stock issued as consideration for business combination	$—	$14,070	$—
The accompanying notes are an integral part of these consolidated financial statements.

Rubrik, Inc.	2025 Form 10-K	85

Rubrik, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Initial Public Offering
In April 2024, the Company completed its initial public offering (“IPO”) in which it issued and sold 23,500,000 shares of its Class A common stock at the public offering price of $32.00 per share (the “IPO Price”). The Company received net proceeds of approximately $700.0 million after deducting underwriting discounts and commissions, as well as offering costs.
Immediately prior to the completion of the IPO, all 74,182,559 shares of the Company’s then-outstanding redeemable convertible preferred stock automatically converted into an equal number of shares of Class B common stock, and all 5,400,000 shares of the Company’s then-outstanding convertible founder stock automatically converted into an equal number of shares of Class B common stock.
Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and other fees relating to the IPO, were capitalized in other assets, noncurrent on the consolidated balance sheets. Upon the consummation of the IPO, $10.3 million of deferred offering costs, net of reimbursement received from the underwriters, were reclassified into stockholders’ equity as an offset against the IPO proceeds.
Prior to the IPO, the Company granted restricted stock units (“RSUs”) with both service-based and liquidity event-related performance-based vesting conditions (“IPO Vesting RSUs”). Upon the consummation of the IPO, the Company recognized stock-based compensation expense for those IPO Vesting RSUs that had met or partially met the service-based vesting condition as the performance-based vesting condition was satisfied. To meet the related tax withholding requirements related to these IPO Vesting RSUs, the Company withheld 12,859,902 shares of Class A common stock subject to the vesting of the IPO Vesting RSUs with a value of $411.5 million to remit to the relevant tax authorities in cash to satisfy such tax obligations as well as any income tax withholding obligations arising as a result of settlement of such shares.
In May 2024, the underwriters exercised their option to purchase an additional 3,472,252 shares of Class A common stock at the IPO Price of $32.00 per share. The Company received net proceeds of approximately $105.1 million after deducting underwriters’ discounts and commissions, as well as offering costs.
Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Fiscal Year
The Company's fiscal year ends on January 31. For example, references to fiscal 2025, 2024 and 2023 refer to the fiscal year ending January 31, 2025, 2024 and 2023, respectively.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements and notes include the Company and its wholly-owned subsidiaries and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

Rubrik, Inc.	2025 Form 10-K	86

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the estimation of standalone selling prices for performance obligations, the estimates for material rights, the application of a portfolio approach for capitalization of deferred commissions, the determination of the period of benefit for deferred commissions, the determination of fair value of the Company’s common stock prior to the completion of the IPO, the valuation of stock-based awards, the valuation and assessment of recoverability of intangible assets and their estimated useful lives, the assessment of goodwill impairment, the incremental borrowing rate used to value operating lease liabilities, the valuation of deferred income tax assets and uncertain tax positions, and contingencies. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. Actual results could differ materially from these estimates.
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

Rubrik, Inc.	2025 Form 10-K	87

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

Rubrik, Inc.	2025 Form 10-K	88

Timing of revenue recognition (in thousands)

	Year Ended January 31,
	2025	2024	2023
Subscription revenue
Products and services transferred over time	$756,660	$437,693	$219,115
Products and services transferred at a point in time	72,080	100,176	166,157
Maintenance revenue
Products and services transferred over time	18,408	38,745	76,220
Other revenue
Products and services transferred over time	29,755	30,728	30,742
Products and services transferred at a point in time	9,641	20,550	107,585
Total revenue	$886,544	$627,892	$599,819
Contract assets
The Company invoices its customers in accordance with contractual billing terms established in each contract. As the Company performs under customer contracts, its right to consideration that is unconditional is classified as accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenue the Company has recognized in excess of the amount it has billed to the customer is classified as a contract asset. Contract assets are included in prepaid expenses and other current assets and other assets, noncurrent in the consolidated balance sheets. There were $8.5 million and $9.0 million of contract assets as of January 31, 2025 and 2024, respectively. The current and noncurrent contract assets balances as of January 31, 2025 were $4.5 million and $4.0 million, respectively, as of January 31, 2024 were $6.4 million and $2.6 million, respectively.
Deferred revenue
Deferred revenue, which are contract liabilities, are amounts received or due from customers in advance of the Company’s performance. The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year of the consolidated balance sheet date. The Company invoices customers upfront for the majority of contracts, and the increase in the Company’s deferred revenue corresponds to an increase in revenue contracts that include SaaS and support in which the Company satisfies its performance obligations typically over the contractual service period. During the fiscal years ended January 31, 2025 and 2024, the Company recognized revenue of approximately $535.3 million and $322.5 million, respectively, pertaining to amounts deferred at the beginning of each respective period.
Transaction price allocated to the remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue for contracts that have been invoiced and will be recognized as revenue in future periods.
As of January 31, 2025, total remaining non-cancellable performance obligations under the Company’s contracts with customers was approximately $1,811.0 million. The Company expects to recognize approximately 50% of this amount as revenue over the next 12 months, with the remaining balance to be recognized as revenue thereafter.
Cost of Revenue
Cost of revenue primarily consists of salaries, benefits, stock-based compensation, hosting costs, amortization of capitalized internal-use software, amortization of finite-lived intangible assets, and cost of Rubrik-branded Appliances.
Accounts Receivable and Allowances
Accounts receivable is recorded at the invoiced amount, net of allowances. Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance, as needed.

Rubrik, Inc.	2025 Form 10-K	89

These allowances are based on the Company’s assessment of the collectibility of accounts by considering the age of the receivable balance, the collection history and type of deals of each customer, and an evaluation of current expected risk of credit loss based on current economic conditions and reasonable and supportable forecasts of future economic conditions over the life of the receivable. The Company assesses collectibility by reviewing accounts receivable and contract assets on an aggregated basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with collectibility issues. Amounts deemed uncollectible are recorded as an allowance in the consolidated balance sheets with a charge to general and administrative expense in the consolidated statements of operations.
The Company presents accrued rebates to Channel Partners on a gross basis in accrued expenses and other current liabilities in the consolidated balance sheets, as the Company’s intent is to not settle such amounts net against accounts receivable.
Deferred Commissions
Deferred commissions consist of incremental costs paid to the Company’s sales force as a result of acquiring a customer contract. The deferred commission amounts are recoverable through the revenue streams that will be recognized under the related contracts. Sales commissions earned are capitalized using a portfolio approach based on characteristics of historical revenue contracts. Sales commissions are amortized as the related performance obligations are satisfied. Commissions related to performance obligations satisfied over time are amortized over the related period of benefit on a straight-line basis. The related period of benefit is determined to be generally four years when renewal commissions are not commensurate with the initial commissions earned. The Company determines the period of benefit by taking into consideration the length of its customer contracts and the useful life of the underlying products and technology sold. Renewal commissions are deferred and then amortized on a straight-line basis over the contractual term, which is generally one year. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations. The Company’s deferred commissions are classified as current and noncurrent assets within the consolidated balance sheets according to when the Company expects to recognize the expense in the consolidated statement of operations.
Warranties
With respect to the Rubrik-branded Appliance warranty obligation, the Company’s contract manufacturer is generally required to replace defective Rubrik-branded Appliances. Furthermore, the Company’s customer support agreements provide for the same parts replacement to which customers are entitled under the warranty program, except that replacement parts are delivered according to targeted response times to minimize disruption to the customers’ critical business applications. Substantially all customers purchase support agreements.
Given the warranty agreement is with the Company’s contract manufacturers and considering that substantially all products are sold together with support agreements, the Company generally has limited exposure related to warranty costs, and therefore no warranty reserve has been recognized for the fiscal years ended January 31, 2025, 2024 and 2023.
Cash, Cash Equivalents, and Restricted Cash
The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents are stated at cost, which approximates fair value.
As of January 31, 2025 and 2024, the Company’s restricted cash balance was $7.3 million and $7.0 million, respectively. Restricted cash is included within prepaid expenses and other current assets and other assets, noncurrent on the Company’s consolidated balance sheets.
Investments
The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies and accounts for its investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments, including securities with stated maturities beyond twelve months, within current assets in the consolidated balance sheets.
Available-for-sale securities are recorded at fair value in each reporting period and are periodically evaluated for unrealized losses. For unrealized losses in securities that the Company intends to hold and it is not more likely than not the Company will be required to sell before recovery, the Company further evaluates whether declines in fair value below amortized cost are due to credit or non-credit related factors.

Rubrik, Inc.	2025 Form 10-K	90

The Company considers credit related impairments to be changes in value that are driven by a change in the creditor’s ability to meet its payment obligations, and it records an allowance and recognizes a corresponding loss in other income (expense), net when the impairment is incurred. Unrealized non-credit related losses and unrealized gains are reported as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets until realized. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.
Fair Value Measurements
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. The Company applies fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements for cash and cash equivalents, accounts receivable, net, accounts payable, and accrued expenses and other current liabilities approximate their fair values due to their short-term nature.
Inventory
Inventory is stated at the lower of cost or net realizable value which approximates actual cost on a first-in, first-out basis.
Property and Equipment
Property and equipment, including leasehold improvements, are stated at cost, net of accumulated depreciation. The Company includes the cost to acquire demonstration units and the related accumulated depreciation in property and equipment, as such units are not available for sale. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets except for leasehold improvements, which are depreciated over the shorter of the useful life of the improvement or the term of the related lease. The useful lives of property and equipment are as follows:

Useful Lives
Equipment	3 years
Leasehold improvements	Shorter of estimated useful lives of the improvements or remaining related lease term
Furniture and fixtures	5 years
Leases
The Company has entered into non-cancellable operating leases for its offices and data centers with various expiration dates through fiscal year 2031. The Company determines if an arrangement contains a lease at inception based on whether it has the right to control the asset during the contract period and other facts and circumstances. The Company currently does not have any finance leases.
The Company recognizes lease liabilities and right-of-use assets (“ROU assets”) at lease commencement. The Company measures lease liabilities based on the present value of future lease payments. The interest rate implicit in the leases is not readily determinable, and therefore the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the lease liabilities. The Company does not include in the lease term options to extend or terminate the lease unless it is reasonably certain that the Company will exercise such options. The Company accounts for the lease and non-lease components as a single lease component for its real estate leases. The Company measures the ROU assets based on the corresponding lease liabilities adjusted for prepayments made at or before the lease commencement. The Company does not recognize lease liabilities or ROU assets for short-term leases, which have a lease term of twelve months or less.
The Company begins recognizing operating lease cost on a straight-line basis over the lease term when the lessor makes the underlying asset available to the Company. Variable lease payments are expensed as incurred and are not included in the calculation of lease liabilities or ROU assets.
Software Development Costs
The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized in accordance with the accounting guidance for software. Because the Company’s current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs have been capitalized for any of the periods presented.

Rubrik, Inc.	2025 Form 10-K	91

The Company capitalizes certain costs incurred for the development of computer software for internal-use during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Amortization of capitalized internal-use software costs begins when such software is ready for its intended use. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life of three years. Capitalized internal-use software is included in property and equipment, net in the consolidated balance sheets. The amortization is recorded within subscription cost of revenue in the consolidated statements of operations.
The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Research and Development
The Company’s research and development expense consists primarily of salaries, benefits, stock-based compensation, third-party infrastructure expenses and depreciation from testing equipment in developing the Company’s offerings, and software and subscription services dedicated for use by the Company’s research and development organization. Research and development costs that do not meet the software development costs capitalization criteria are expensed as incurred.
Business Combinations
The Company applies the acquisition method of accounting for business combinations under which all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition.
Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. The Company may record adjustments to the assets acquired and liabilities assumed during the measurement period, which may be up to one year from the acquisition date, with the corresponding offset to goodwill for facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded within the Company’s consolidated statements of operations. Acquisition-related costs are recognized separately from the business combination and are expensed as incurred in general and administrative expense in the consolidated statements of operations.
Goodwill and Long-Lived Assets
Goodwill is not amortized but tested for impairment at least annually during the fourth fiscal quarter, or if events or changes in circumstances indicate the carrying amount may no longer be recoverable. The Company operates in one segment, which is considered to be the sole reporting unit, and, therefore, goodwill is tested for impairment at the enterprise level. The Company first evaluates qualitative factors to determine whether it is more likely than not that the fair value of its sole reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, the Company determines that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then a quantitative goodwill impairment test is not performed. There was no impairment of goodwill for the fiscal years ended January 31, 2025, 2024 and 2023.
Intangible assets, other than the ones with indefinite useful lives, are carried at cost, net of accumulated amortization. Amortization is recorded on a straight-line basis over the intangible assets’ useful lives. Intangible assets, net is included within other assets, noncurrent on the Company’s consolidated balance sheets.
Long-lived assets, such as property and equipment and finite-lived intangible assets, are subject to amortization and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the net book value to the future undiscounted cash flows attributable to such assets. If impaired, the Company recognizes an impairment charge equal to the amount by which the net book value exceeds its fair value. There was no impairment charge of long-lived assets for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense in the consolidated statements of operations and amounted to $35.6 million, $31.3 million and $33.3 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
Stock-Based Compensation Expense
The Company measures and recognizes stock-based compensation expense for all equity awards made to employees, nonemployees, and the Company’s board of directors (the “Board of Directors”), and stock purchase rights granted under the Employee Stock Purchase Plan (“ESPP”) to employees based on estimated fair values at the date of grant.

Rubrik, Inc.	2025 Form 10-K	92

The Company estimates the fair value of its options and ESPP rights using the Black-Scholes option pricing model which requires the input of assumptions. These assumptions and estimates are as follows:
Fair value of common stock — Prior to the Company’s IPO, the Company estimated the fair value of common stock as the Company’s common stock was not yet publicly traded. The Board of Directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The factors considered included, but were not limited to: (i) the results of contemporaneous unrelated third-party valuations of the Company’s common stock, (ii) the prices, rights, preferences and privileges of the Company’s Preferred Stock relative to those of its common stock, (iii) the lack of marketability of the Company’s common stock, (iv) actual operating and financial results, (v) current business conditions and projections, (vi) market multiples of comparable companies in the Company’s industry, (vii) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions, (viii) recent secondary stock sales transactions, and (ix) macroeconomic conditions. After the completion of the IPO, the fair value of each share of the underlying common stock is based on the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of the grant.
Expected term — The Company determines the expected term based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock option’s vesting term and contractual expiration period, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
Expected volatility — Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since the Company does not have sufficient trading history of its common stock, it estimates the expected volatility of its stock options at their grant date by taking the weighted-average historical volatility of a group of comparable publicly traded companies over a period equal to the expected term of the options.
Risk-free interest rate — The Company uses the U.S. Treasury yield in effect at the time of grant for the expected term of the stock options issued.
Dividend yield — The Company utilizes a dividend yield of zero, as it does not currently issue dividends and does not expect to in the future.
The Company granted RSUs that vest upon satisfaction of a service-based condition only and also those that have both a service-based condition and a performance-based condition. The grant-date fair value of these RSUs is the fair value of the Company’s common stock on the date of grant.
The grant-date fair value of equity awards which include a market-based condition is estimated using the Monte Carlo simulation method which incorporates the possibility that the market-based condition may not be satisfied, and various assumptions including expected term, expected volatility, and risk-free interest rates.
The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for equity awards with service-based conditions only. Stock-based compensation expense for equity awards with a service-based condition and a performance-based condition or a market-based condition, or both, will be recognized using the accelerated attribution method over the requisite service period. For equity awards of which vesting conditions include a market-based condition, the stock-based compensation expense is recognized using the accelerated attribution method over the requisite service period, regardless of whether the market-based condition is met.
Stock-based compensation expense is not recognized for grants that include a performance-based condition until the performance-based condition is deemed probable. A performance-based condition could be the occurrence of a qualifying event. A qualifying event is defined as (i) immediately prior to a sale event, as defined in the Company’s 2014 Stock Option and Grant Plan (the “2014 Plan”), or (ii) the Company’s IPO, as defined in the 2014 Plan, in either case, occurring prior to the expiration date. In the period in which the qualifying event becomes probable, the Company will record cumulative stock-based compensation expense for those RSUs for which the service-based condition has been satisfied or partially satisfied. Stock-based compensation related to any remaining service-based conditions after the qualifying event-related performance condition is satisfied will be recorded over the remaining requisite service period.
Forfeitures are accounted for as they occur.

Rubrik, Inc.	2025 Form 10-K	93

Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in the consolidated balance sheets. Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates. To date, the Company has not undertaken any hedging transactions related to foreign currency exposure.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance to amounts that are more likely than not to be realized.
The Company records a liability for uncertain tax positions if it is not more likely than not to be sustained based solely on its technical merits as of the reporting date. The Company considers many factors when evaluating and estimating its tax positions and tax benefits.
Concentration of Risk
Credit risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are primarily held in three financial institutions and, at times, may exceed federally insured limits. The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. The Company has not experienced any credit losses as of January 31, 2025.
Concentration of revenue and accounts receivable
The following customers individually accounted for 10% or more of total revenue and 10% or more of accounts receivable, net:

	Revenue			Accounts Receivable, Net
	Year Ended January 31,			January 31,
	2025	2024	2023	2025	2024
Partner A	29%	30%	32%	33%	44%
Partner B	34%	35%	35%	20%	25%
Partner C	10%	11%	12%	14%	*
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

Rubrik, Inc.	2025 Form 10-K	94

Net Loss Per Share
The Company computes basic and diluted net loss per share attributable to Class A and Class B common stockholders for the fiscal year ended January 31, 2025 and basic and diluted net loss per share attributable to common and convertible founder stockholders for the fiscal years ended January 31, 2024 and 2023 using the two-class method required for companies with participating securities. The Company considered all series of its redeemable convertible preferred stock to be participating securities as the holders of the redeemable convertible preferred stock were entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. Under the two-class method, the net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the preferred stockholders did not have a contractual obligation to share in the Company’s losses.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The guidance is effective for the Company's annual report for its fiscal year beginning February 1, 2024 and interim periods within its fiscal year beginning February 1, 2025, on a retrospective basis. Early adoption is permitted. The Company adopted ASU 2023-07 in the fourth quarter of the fiscal year ended January 31, 2025. See Note 14 Segment Reporting.
Recently Announced Accounting Pronouncements Not Yet Adopted
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
Note 3 – Revenue by Geography
The geographic regions are the Americas, EMEA (Europe, the Middle East, and Africa) and APAC (Asia Pacific). The following table sets forth revenue by geographic area based on ship to address (in thousands):

	Year Ended January 31,
	2025	2024	2023
Americas	$636,191	$441,537	$428,304
EMEA	214,098	162,161	149,853
APAC	36,255	24,194	21,662
Total revenue	$886,544	$627,892	$599,819
For the fiscal years ended January 31, 2025, 2024 and 2023, United States accounted for $612.9 million, $427.0 million and $416.1 million, respectively, or 69%, 68% and 69%, respectively, of consolidated total revenue.

Rubrik, Inc.	2025 Form 10-K	95

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
Pro forma results of operations for the business combination have not been presented, as they were not material to the consolidated statements of operations. Acquisition-related costs for the business combination were expensed as incurred within general and administrative expense in the consolidated statements of operations and were not material.
The Company recognized $3.7 million, $1.7 million and $0.8 million amortization expense in acquired intangible assets for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
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
The Company did not have any level 3 investments as of January 31, 2025 and 2024. The following table summarizes the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value by significant investment category reported as cash and cash equivalents or short-term investments (in thousands):

					Reported as
January 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$75,541	$—	$—	$75,541	$75,541	$—
Level 1:
Money market funds	96,423	—	—	96,423	96,423	—
U.S. Treasuries	259,327	345	(76)	259,596	—	259,596
Subtotal	355,750	345	(76)	356,019	96,423	259,596
Level 2:
Commercial paper	88,732	8	(3)	88,737	14,367	74,370
Corporate bonds	184,742	195	(90)	184,847	—	184,847
Subtotal	273,474	203	(93)	273,584	14,367	259,217
Total	$704,765	$548	$(169)	$705,144	$186,331	$518,813

Rubrik, Inc.	2025 Form 10-K	96

					Reported as
January 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$72,420	$—	$—	$72,420	$72,420	$—
Level 1:
Money market funds	47,696	—	—	47,696	47,696	—
U.S. Treasuries	86,429	70	(13)	86,486	—	86,486
Subtotal	134,125	70	(13)	134,182	47,696	86,486
Level 2:
Commercial paper	33,019	3	(3)	33,019	9,915	23,104
Corporate bonds	17,883	30	(3)	17,910	—	17,910
U.S. government agencies	21,703	27	(10)	21,720	—	21,720
Subtotal	72,605	60	(16)	72,649	9,915	62,734
Total	$279,150	$130	$(29)	$279,251	$130,031	$149,220

The following table summarizes the estimated fair value of the Company’s investments by their remaining contractual maturity dates (in thousands):

January 31,
2025
Due within one year	$448,397
Due between one to two years	70,416
Total	$518,813
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis, and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for its short-term investments there were no material credit or non-credit related impairments as of January 31, 2025 and 2024.
Note 6 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31,
	2025	2024
Prepaid expenses	$77,857	$44,721
Inventory, net	4,183	4,807
Contract assets, current	4,537	6,356
Other current assets	16,374	7,977
Total prepaid expenses and other current assets	$102,951	$63,861

Rubrik, Inc.	2025 Form 10-K	97

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31,
	2025	2024
Equipment	$75,589	$91,645
Capitalized internal-use software	36,132	21,191
Leasehold improvements	12,739	12,350
Furniture and fixtures	4,687	4,150
Total property and equipment, gross	129,147	129,336
Less: accumulated depreciation and amortization	(75,953)	(81,463)
Total property and equipment, net	$53,194	$47,873
Depreciation expense related to the Company’s property and equipment, which did not include amortization expense related to capitalized internal-use software, was $17.4 million, $16.7 million and $15.5 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
Amortization expense relating to capitalized internal-use software was $7.8 million, $5.9 million and $6.1 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31,
	2025	2024
Accrued expenses	$30,983	$41,773
Accrued bonuses	49,104	31,212
Accrued sales commissions	27,627	18,859
Accrued payroll-related expenses, taxes, and benefits	38,533	20,197
Operating lease liabilities	10,087	10,461
Other	6,268	432
Total accrued expenses and other current liabilities	$162,602	$122,934

Rubrik, Inc.	2025 Form 10-K	98

Note 7 – Leases
The Company has operating leases for its offices and data centers. Balance sheet information related to operating leases was as follows (in thousands):

	January 31,
Reported as:	2025	2024
Other assets, noncurrent (operating lease ROU assets)	$25,906	$29,833

Accrued expenses and other current liabilities (operating lease liabilities, current)	10,087	10,461
Other liabilities, noncurrent (operating lease liabilities, noncurrent)	18,382	22,252
Total operating lease liabilities	$28,469	$32,713
The Company had operating lease costs of $11.9 million, $11.1 million and $10.3 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Cash paid for amounts included in measurement of operating lease liabilities	$12,261	$11,397	$10,244
ROU assets obtained in exchange of lease liabilities for new operating leases	$6,810	$6,375	$11,969
Supplemental information related to the remaining lease term and discount rate were as follows:

	January 31,
	2025	2024
Weighted-average remaining lease term	3.0 years	3.6 years
Weighted-average discount rate	5.5%	5.1%
The following table summarizes the maturity of the Company’s operating lease liabilities as of January 31, 2025 (in thousands):

Fiscal Year Ending January 31,	Operating Leases
2026	$11,103
2027	9,552
2028	8,218
2029	1,445
2030	449
Thereafter	—
Total operating lease payments	30,767
Less: imputed interest	(2,298)
Total operating lease liabilities	$28,469
Note 8 – Debt
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

Rubrik, Inc.	2025 Form 10-K	99

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
The Company will have the option to fund up to 100.0% of cash interest with the proceeds of the Amended Delayed Draw Term Loan, subject to a 0.5% increase in the annual interest rate effective from the date of funding for 90 days, or 180 days if the Interest Period for such Amended Delayed Draw Term Loan is six months from the date of funding.
Under the Amended Credit Facility, the annual interest rate on all outstanding principal amounts will be reduced by 0.5% if the Company’s Annualized Subscription Recurring Revenue (as defined in the amended credit agreement, “ASRR”) is at least $500.0 million and the Company delivers a compliance certificate in accordance with the amended credit agreement.
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
Under the Amended Delayed Draw Term Loan, the Company borrowed $34.3 million and $4.1 million for the fiscal years ended January 31, 2025 and 2024, respectively.
As of January 31, 2025 and 2024, the Company was in compliance with all of its debt covenants.

Rubrik, Inc.	2025 Form 10-K	100

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
Note 9 – Commitments and Contingencies
Purchase Commitments
In December 2024, the Company entered into three-year contracts with certain third-parties for hosting services. The Company is required to spend a minimum of $200.0 million over the term of the contracts. As of January 31, 2025, the Company had $178.7 million remaining on these commitments.
In addition to the commitments described above, as of January 31, 2025, the Company had other remaining purchase commitments of approximately $114.5 million primarily for hosting costs and software and subscription services.
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
Note 10 – Redeemable Convertible Preferred Stock
Immediately prior to the closing of the IPO, all 74,182,559 shares of the Company's redeemable convertible preferred stock outstanding were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis, and their carrying value of $714.7 million was reclassified into stockholders' equity. As of January 31, 2025, there were no shares of redeemable convertible preferred stock issued and outstanding.
The authorized, issued and outstanding shares of redeemable convertible preferred stock and liquidation preferences as of January 31, 2024 were as follows (in thousands, except share amounts):

	Authorized Shares	Issued and Outstanding Shares	Liquidation Preference	Carrying Value
Series A	15,255,884	15,255,884	$10,255	$10,229
Series B	16,751,780	16,751,780	41,000	40,974
Series C	8,937,037	8,937,037	61,250	61,187
Series D	15,406,551	15,406,551	182,600	182,505
Series E	17,831,307	17,831,307	419,995	419,818
	74,182,559	74,182,559	$715,100	$714,713

Rubrik, Inc.	2025 Form 10-K	101

The holders of shares of Preferred Stock had various rights and preferences.
Dividends
The holders of shares of Preferred Stock were entitled to receive noncumulative dividends at the specified dividend rate of $0.053775 per annum for each share of Series A Preferred Stock (“Series A”), $0.1958 per annum for each share of Series B Preferred Stock (“Series B”), $0.5483 per annum for each share of Series C Preferred Stock (“Series C”), $0.9482 per annum for each share of Series D Preferred Stock (“Series D”), and $1.8843 per annum for each share of Series E Preferred Stock (“Series E”), if and when declared by the Board of the Directors. Dividends to holders of Series A, Series B, Series C, Series D and Series E were to be paid in advance of any distributions on Founders Stock and Common Stock.
No dividends have been declared to date.
Liquidation
In the event of a liquidation event, either voluntary or involuntary, the holders of each series of Preferred Stock would have been entitled to receive on a pari passu basis out of the proceeds of assets of the Company available for distribution the greater of (i) an amount equal to the sum of (a) the original issue price, as follows: $0.6722 per share for each share of Series A, $2.4475 per share for each share of Series B, $6.8535 per share for each share of Series C, $11.8521 per share for each share of Series D, $23.5538 per share for each share of Series E, and (b) declared but unpaid dividends on such share or (ii) the amount per share that would be payable had all shares of such series of Preferred Stock been converted into Common Stock immediately prior to such Liquidation Event.
Redemption
The holders of Preferred Stock had no voluntary rights to redeem their shares. The Preferred Stock had deemed liquidation provisions which required the shares to be redeemed upon a change in control or other deemed liquidation events. Although the Preferred Stock was not mandatorily or currently redeemable, a deemed liquidation event would constitute a redemption event outside the Company’s control. As a result of these liquidation features, all shares of Preferred Stock were classified outside of stockholders’ deficit on the consolidated balance sheets. The carrying values of the Company’s Preferred Stock had not been accreted to their redemption values as these events were not considered probable of occurring. Subsequent adjustments of the carrying values to redemption values would be made only if and when it becomes probable the preferred shares will become redeemable.
Conversion
Each share of Series A, Series B, Series C, Series D and Series E was convertible into Common Stock at any time at the option of the stockholder by dividing $0.6722, $2.4475, $6.8535, $11.8521 and $23.5538, respectively (the original issue price per share, split adjusted) by the applicable conversion price. The initial conversion price per share for Series A, Series B, Series C, Series D and Series E was $0.6722, $2.4475, $6.8535, $11.8521 and $23.5538, respectively. The conversion price would have been subject to adjustments as set forth in the Company’s amended and restated certificate of incorporation upon the occurrence of certain events, such as stock splits and stock dividends. Each share of Preferred Stock would have been automatically converted into shares of Common Stock immediately upon the earlier of (i) closing of the Company’s sale of the Company’s Common Stock in a firm commitment underwritten public offering pursuant to a registration statement on Form S-1 under the Securities Act of 1933, as amended, with an aggregate offering price to the public of at least $35 million or (ii) the date, or the occurrence of an event, specified by vote or written consent or agreement of the holders of a majority of the then outstanding shares of Preferred Stock.
Voting
Each holder of shares of Preferred Stock was entitled to voting rights equivalent to the number of shares of Common Stock into which the respective shares were convertible. Certain transactions required the vote of at least a majority of outstanding shares of Series B, 60% of outstanding shares of Series C, a majority of outstanding shares of Series D, a majority of outstanding shares of Series E, or the holders of majority of the shares of outstanding Preferred Stock.
Note 11 – Stockholders’ Deficit
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 20,000,000 shares of undesignated preferred stock with a par value of $0.000025 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Rubrik, Inc.	2025 Form 10-K	102

Common Stock
The Company has two classes of common stock – Class A common stock and Class B common stock. In connection with the IPO, the Company’s amended and restated certificate of incorporation authorized the issuance of 1,070,000,000 shares of Class A common stock and 210,000,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to 20 votes. Class A and Class B common stock have a par value of $0.000025 per share, and are referred to collectively as common stock throughout the notes to the consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.
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
Immediately prior to the closing of the IPO, all 5,400,000 shares of the Company’s convertible founder stock outstanding were automatically converted into an equal number of shares of Class B common stock. As of January 31, 2025, there were no shares of convertible founder stock issued and outstanding.
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
In March 2024, the board of directors adopted, and in April 2024, the stockholders approved, the 2024 Employee Stock Purchase Plan (the “2024 ESPP” or the "ESPP"), which became effective in connection with the Company’s IPO. The 2024 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 4,607,303 shares of the Company’s Class A common stock have been reserved for future issuance under the 2024 ESPP. The number of shares of Class A common stock reserved for issuance under the 2024 ESPP will automatically increase on February 1 of each fiscal year, beginning on February 1, 2025 and ending on and including February 1, 2034, by the lesser of (1) one percent (1%) of the aggregate number of shares of common stock of all classes issued and outstanding on January 31 of the preceding fiscal year, (2) 9,214,605 shares, or (3) a lesser number of shares determined by the Company's board of directors.

Rubrik, Inc.	2025 Form 10-K	103

The Company has reserved shares of its common stock for future issuance as follows (in thousands):

	January 31,
	2025	2024
Conversion of Preferred Stock	—	74,183
Conversion of Founders Stock	—	5,400
2014 Stock Option and Grant Plan:
Outstanding stock options	9,570	3,185
Outstanding restricted stock units	18,039	50,192
Shares available for further issuance under the 2014 Plan	—	6,255
2024 Equity Incentive Plan:
Outstanding restricted stock units	4,217	—
Shares available for future issuance under the 2024 Plan	57,591	—
2024 Employee Stock Purchase Plan	4,201	—
Total shares of common stock reserved	93,618	139,215
Stock Options
Options issued under the Company’s 2014 Plan and 2024 Plan generally are exercisable for periods not to exceed ten years and generally vest over four years with 25% vesting after one year and the remainder vesting monthly thereafter in equal installments.
A summary of the stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2022	4,693,880	$5.22	5.9	$68,795
Granted	178,924	20.87
Exercised	(669,122)	5.70		9,973
Cancelled	(105,648)	8.18
Outstanding as of January 31, 2023	4,098,034	$5.74	5.0	$66,017
Granted	—	—
Exercised	(884,012)	3.83		17,771
Cancelled	(29,002)	10.40
Outstanding as of January 31, 2024	3,185,020	$6.23	4.2	$71,347
Granted	8,000,000	32.00
Exercised	(1,548,712)	5.50		54,160
Cancelled	(66,174)	18.94
Outstanding as of January 31, 2025	9,570,134	$27.80	8.2	$435,133
Vested and exercisable as of January 31, 2025	2,352,521	$15.02	5.1	$137,044
The weighted-average grant date fair value of options granted to employees was $14.07 for the fiscal year ended January 31, 2023. There were no options with only a service-based vesting condition granted during each of the fiscal years ended January 31, 2025 and 2024.
The intrinsic value of the options exercised represents the difference between the estimated fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.
The assumptions used in the Black-Scholes option pricing model were as follows:

Year Ended January 31, 2023
Expected term (in years)	6.0 - 6.0
Expected volatility	58.2% - 83.2%
Risk-free interest rate	2.7% - 3.8%
Dividend yield	—

Rubrik, Inc.	2025 Form 10-K	104

As of January 31, 2025, there was approximately $90.7 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.5 years.
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

Rubrik, Inc.	2025 Form 10-K	105

A summary of the RSU activity and related information is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2022	31,209,565	$11.31
Granted	11,195,973	19.92
Vested	(54,010)	8.48
Forfeited	(2,641,160)	14.75
Outstanding as of January 31, 2023	39,710,368	13.51
Granted	13,443,534	23.78
Vested	(18,000)	28.66
Forfeited	(2,962,232)	17.17
Unvested as of January 31, 2024	50,173,670	16.09
Vested and not yet released	18,000	28.66
Outstanding as of January 31, 2024	50,191,670	16.09
Granted	13,744,702	37.99
Vested	(38,940,299)	15.22
Forfeited	(2,780,324)	23.73
Unvested as of January 31, 2025	22,215,749	31.30
Vested and not yet released	40,625	11.35
Outstanding as of January 31, 2025	22,256,374	$31.26
In February 2024, we modified an existing service- performance-, and market-based condition equity award of 1,158,082 RSUs by extending the expiration date from May 2, 2025 to May 2, 2028. The performance-based condition related to the occurrence of a qualifying event was satisfied at the completion of the Company's IPO. The total incremental fair value resulting from the modification was $24.1 million and the total stock-based compensation expense of the equity award of $30.4 million is recorded over the requisite service period. As of January 31, 2025, the Company has recognized all stock-based compensation expense for this equity award.
For the fiscal years ended January 31, 2025, 2024 and 2023, the total grant date fair value of vested RSUs was $592.8 million, $0.5 million and $1.1 million, respectively.
As of January 31, 2025, there was approximately $434.0 million of unrecognized stock-based compensation expense relating to RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
2024 Employee Stock Purchase Plan
In April 2024, the Company's 2024 ESPP became effective. The 2024 ESPP allows eligible employees to purchase shares of Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2024 ESPP provides for 24-month offering periods beginning March 21 and September 21 of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began on April 24, 2024, and will end on March 20, 2026.
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

Rubrik, Inc.	2025 Form 10-K	106

The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

Year Ended January 31, 2025
Expected term (in years)	0.4 - 2.0
Expected volatility	56.5% - 71.7%
Risk-free interest rate	3.6% - 5.4%
Dividend yield	—
As of January 31, 2025, there was approximately $11.4 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.9 years.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Cost of revenue
Subscription	$49,514	$45	$53
Maintenance	3,076	7	34
Other	14,451	11	140
Research and development	297,051	3,590	3,044
Sales and marketing	330,443	1,313	2,399
General and administrative	219,378	749	1,284
Total stock-based compensation expense	$913,913	$5,715	$6,954
Note 12 – Net Loss Per Share
For periods in which there were Class A and Class B shares outstanding, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both individual and combined basis.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended January 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$428,333	$726,487	$—	$(354,158)	$—	$(277,746)
Denominator:
Weighted-average common stock shares used in computing net loss per share, basic and diluted	57,229	97,065	—	55,228	—	54,190
Weighted-average founders stock shares used in computing net loss per share, basic and diluted	—	—	—	5,400	—	5,400
Net loss per common stock share, basic and diluted	$7.48	$7.48	$—	$(5.84)	$—	$(4.66)
Net loss per founders stock share, basic and diluted	$—	$—	$—	$(5.84)	$—	$(4.66)

Rubrik, Inc.	2025 Form 10-K	107

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended January 31,
	2025	2024	2023
Redeemable convertible preferred stock	—	74,183	74,183
Issued and outstanding common stock options	9,570	3,185	4,098
Unvested RSUs issued and outstanding	22,216	50,174	39,710
Total	31,786	127,542	117,991
Note 13 – Income Taxes
U.S. and foreign components of consolidated loss before income taxes were as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Domestic	$(1,223,181)	$(356,015)	$(296,975)
Foreign	74,729	28,546	27,825
Loss before income taxes	$(1,148,452)	$(327,469)	$(269,150)
The provision for income taxes was as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Current:
Federal	$(2,330)	$2,336	$—
State	(1,315)	2,818	189
Foreign	8,772	19,598	3,959
Total current provision for income taxes	5,127	24,752	4,148
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	1,241	1,937	4,448
Total deferred provision for income taxes	1,241	1,937	4,448
Total provision for income taxes	$6,368	$26,689	$8,596
The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended January 31,
	2025	2024	2023
Provision at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	3.2	—	3.5
Stock-based compensation	10.4	0.3	(0.3)
Impact of foreign operations	2.9	(5.1)	(2.8)
Change in valuation allowance	(42.8)	(14.5)	(27.8)
Research and development credits	4.9	3.9	4.0
Non-deductible expenses	—	(12.8)	—
Other adjustments	(0.2)	(1.0)	(0.8)
Effective income tax rate	(0.6)%	(8.2)%	(3.2)%

Rubrik, Inc.	2025 Form 10-K	108

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$330,908	$131,449
Capitalized research and development expenditures	208,690	74,843
Research and development credit carryforward	117,837	52,152
Deferred revenue	151,326	119,531
Stock-based compensation	68,587	3,716
Operating lease liabilities	4,863	7,063
Other	26,505	9,578
Total deferred tax assets	908,716	398,332
Less: valuation allowance	(863,039)	(371,027)
Total deferred tax assets, net	45,677	27,305
Deferred tax liabilities:
State income taxes	(28,936)	(13,493)
Capitalized internal-use software	(5,472)	(3,769)
ROU assets	(4,219)	(6,402)
Other	(18,394)	(13,744)
Total deferred tax liabilities	(57,021)	(37,408)
Net deferred tax assets (liabilities)	$(11,344)	$(10,103)
The valuation allowance increased by $492.0 million for the fiscal year ended January 31, 2025. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception, expected near-term future losses, and the absence of taxable income in prior carryback years. The Company expects to maintain a valuation allowance until circumstances change.
As of January 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $1,346.1 million, state net operating loss carryforwards of approximately $626.2 million, and foreign net operating loss carryforwards of approximately $6.0 million. A portion of the U.S. federal net operating loss carryforwards will begin to expire in fiscal 2037. The state net operating loss carryforwards will begin to expire in fiscal 2028. The foreign net operating loss carryforwards do not expire.
As of January 31, 2025, the Company had U.S. federal research and development tax credit carryforwards of approximately $88.0 million, which if not utilized, will begin to expire in fiscal 2036. As of January 31, 2025, the Company had state research and development tax credit carryforwards of approximately $59.3 million. The state credit carryforwards do not expire.
Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to the “ownership change” limitation provided by Section 382 and 383 of the Internal Revenue Code (“IRC”) of 1986, as amended, and other similar state provision. Any future annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	January 31,
	2025	2024	2023
Unrecognized tax benefits at beginning of period	$31,263	$11,206	$7,811
Decreases related to prior year tax positions	(567)	—	—
Increases related to prior year tax positions	—	63	463
Increases related to current year tax positions	15,928	19,994	2,932
Unrecognized tax benefits at end of period	$46,624	$31,263	$11,206
In the fiscal year ended January 31, 2025, the Company recorded an increase in its unrecognized tax benefits related to US federal and California research tax credits. Certain research tax credits have not been utilized on any tax return and currently have no impact on the Company’s tax expense due to the Company’s operating losses and the related valuation allowances.

Rubrik, Inc.	2025 Form 10-K	109

The Company’s policy is to record interest and penalties related to uncertain tax positions within the provision for income taxes. To date, the combined amounts of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on the Company’s tax returns were not material.
The Company files income tax returns with the U.S. federal government and certain state and foreign jurisdictions. The Company’s tax returns remain open to examination for the periods ended January 31, 2016 to January 31, 2025.
Note 14 – Segment Reporting
The Company has one reportable segment which is software and services. The software and services segment provides unified data security solutions to customers primarily under SaaS arrangements. The Company manages the business activities on a consolidated basis. The technology used in the customer arrangements is primarily based on a single software platform that is deployed to and implemented by customers in a similar manner. The types of software and services from which the Company generates revenue are described under the “Revenue Recognition” policy within the “Note 2, Basis of Presentation and Significant Accounting Policies”.
The Company’s chief operating decision maker is its chief executive officer. The chief operating decision maker assesses performance for the software and services segment and decides how to allocate resources based on net loss that is also reported on the consolidated statements of operations as consolidated net loss. The chief operating decision maker does not use any segment assets measure to assess performance and decide how to allocate resources.
The chief operating decision maker uses net loss and the functional areas as a percentage of revenue to evaluate and decide where to invest within the software and services segment. Net loss is used to monitor budget versus actual results. The chief operating decision maker also uses net loss in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing the performance of the segment.
The Company does not have intra-entity sales or transfers.
The following table presents the segment information (in thousands):

	Year Ended January 31,
	2025	2024	2023
Total revenue	$886,544	$627,892	$599,819
Less:
Adjusted subscription cost of revenue (1)	161,576	96,053	61,132
Remaining cost of revenue	24,593	40,235	112,567
Remaining research and development expenses	226,235	194,639	163,450
Remaining sales and marketing expenses	531,154	475,687	411,702
Remaining general and administrative expenses	131,462	95,431	82,060
Stock-based compensation expense (2)	913,913	5,715	6,954
Depreciation and amortization	27,970	24,962	22,680
Amortization of acquired intangibles	3,673	1,676	822
Interest expense	41,253	30,295	11,709
Income tax expense	6,368	26,689	8,596
Other items (3)	(1,480)	1,884	1,033
Plus:
Interest income	25,353	11,216	5,140
Segment net loss	(1,154,820)	(354,158)	(277,746)

Consolidated net loss	$(1,154,820)	$(354,158)	$(277,746)

Rubrik, Inc.	2025 Form 10-K	110

(1) Adjusted subscription cost of revenue is subscription cost of revenue adjusted for stock-based compensation expense, amortization of acquired intangibles, and stock-based compensation from amortization of capitalized internal-use software as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Subscription cost of revenue	$215,036	$97,927	$62,294
Less:
Stock-based compensation expense	49,514	45	53
Amortization of acquired intangibles	3,673	1,676	822
Stock-based compensation from amortization of capitalized internal-use software	273	153	287
Adjusted subscription cost of revenue	$161,576	$96,053	$61,132
(2) See Note 11 for stock-based compensation expense by captions.
(3) Other items include foreign currency exchange gains and losses.
The following table presents the Company’s long-lived assets, including property and equipment, net and ROU assets, by geographic region (in thousands):

	January 31,
	2025	2024
United States	$62,455	$61,402
India	10,453	10,633
Rest of world	6,192	5,671
Total long-lived assets	$79,100	$77,706
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal year ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Rubrik, Inc.	2025 Form 10-K	111

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
Item 9B. Other Information
Trading Arrangements
During the quarter ended January 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) described below:
On January 15, 2025, Kiran Choudary, our Chief Financial Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Choudary’s trading arrangement provides for the sale through April 16, 2026 of up to 150,000 shares of our Class A common stock. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan. Immediately prior to his adoption of the aforementioned trading arrangement, on January 15, 2025, Mr. Choudary terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) originally adopted on July 15, 2024 for the sales up to 237,600 shares of our Class A common stock. The trading arrangement was originally scheduled to terminate on the earlier of the date all shares under the written plan were sold or October 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Rubrik, Inc.	2025 Form 10-K	112

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Code of Conduct
We maintain a Global Code of Conduct that is applicable to all our employees, executive officers and directors. Our Global Code of Conduct is available on our Investor Relations website at ir.rubrik.com under “Governance - Governance Documents”. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Global Code of Conduct by posting such information on the website address and location specified above. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference into this Annual Report on Form 10-K the information on or accessible through our website.
Insider Trading Policy
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees, and by the Company itself, that are designed to promote compliance with insider trading laws, rules, and regulations, and applicable NYSE listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
The remaining information required by this item will be set forth under the caption “Proposal 1 Election of Directors”, “Delinquent Section 16(a) Reports”, “Information Regarding the Board and Corporate Governance,” and “Insider Trading Policy” and is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.
Item 11. Executive Compensation
The information required by this item will be set forth under the caption “Executive Compensation” and “Information Regarding the Board and Corporate Governance” and is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the caption “Transactions with Related Persons and Indemnification” and “Information Regarding the Board and Corporate Governance” and is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this item will be set forth under the caption “Principal Accountant Fees and Services” and is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Rubrik, Inc.	2025 Form 10-K	113

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
a.Consolidated Financial Statements
The consolidated financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”
b.Financial Statement Schedules
The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”
c.Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Rubrik, Inc.	8-K	001-42028	3.1	4/29/2024
3.2	Amended and Restated Bylaws of Rubrik, Inc.	8-K	001-42028	3.2	4/29/2024
4.1	Form of Class A Common Stock Certificate of the Registrant	S-1/A	333-278434	4.1	4/16/2024
4.2	Description of Securities					X
4.3	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated December 7, 2018.	S-1	333-278434	4.2	4/1/2024
10.1+	2024 Equity Incentive Plan.	S-1/A	333-278434	10.3	4/16/2024
10.2+	Forms of Stock Option Grant Notice, Stock Option Agreement, and Notice of Exercise, Restricted Stock Award Agreement, and Restricted Stock Unit Award Agreement under the 2024 Stock Option and Grant Plan.	S-1/A	333-278434	10.4	4/16/2024
10.3+	2024 Employee Stock Purchase Plan.	S-1/A	333-278434	10.5	4/16/2024
10.4+	Amended and Restated 2014 Stock Option and Grant Plan.	S-1	333-278434	10.1	4/1/2024
10.5+	Forms of Stock Option Grant Notice, Stock Option Agreement, and Notice of Exercise, Restricted Stock Award Agreement, and Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Stock Option and Grant Plan.	S-1	333-278434	10.2	4/1/2024
10.6+	Non-Employee Director Compensation Policy.	S-1	333-278434	10.6	4/1/2024
10.7+	Severance and Change in Control Plan.	S-1	333-278434	10.7	4/1/2024
10.8+	Form of Indemnity Agreement entered into by and between Rubrik, Inc. and each director and executive officer.	S-1	333-278434	10.8	4/1/2024
10.9+	Confirmatory Offer Letter, dated September 5, 2023, by and between the Company and Bipul Sinha.	S-1	333-278434	10.9	4/1/2024
10.10+	Confirmatory Offer Letter, dated September 5, 2023, by and between the Company and Kiran Choudary.	S-1	333-278434	10.10	4/1/2024
10.11+	Confirmatory Offer Letter, dated September 5, 2023, by and between the Company and Arvind Nithrakashyap.	S-1	333-278434	10.11	4/1/2024
10.12+	Confirmatory Offer Letter, dated September 5, 2023, by and between the Company and Brian McCarthy.	S-1	333-278434	10.12	4/1/2024
10.13	Sublease, dated September 24, 2018, by and between the Company and Pivotal Software, Inc.	S-1	333-278434	10.13	4/1/2024
10.14	First Amendment to Sublease, dated December 4, 2020, by and between the Registrant and Pivotal Software, Inc.	S-1	333-278434	10.14	4/1/2024
10.15	Amended and Restated Credit Agreement, dated August 17, 2023, by and between the Registrant and Goldman Sachs BDC, Inc.	S-1	333-278434	10.15	4/1/2024

Rubrik, Inc.	2025 Form 10-K	114

10.16†	Original Equipment Manufacturer (OEM) Purchase Agreement, dated November 19, 2020, by and between the Registrant and Super Micro Computer, Inc.	S-1	333-278434	10.16	4/1/2024
10.17†	Distribution Addendum to the OEM Purchase Agreement, dated May 27, 2022, by and between the Registrant and Super Micro Computer, Inc.	S-1	333-278434	10.17	4/1/2024
19.1	Insider Trading Policy					X
21.1	List of subsidiaries					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Incentive Compensation Recoupment Policy					X
101
The following financial information from Rubrik Inc.'s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X
+    Indicates management contract or compensatory plan.
†    Certain portions of this exhibit (indicated by asterisks) have been omitted because they are both not material and are the type that the Company treats as private or confidential.
*     The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.
Item 16. Form 10–K Summary
None.

Rubrik, Inc.	2025 Form 10-K	115

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 20, 2025

Rubrik, Inc.
By:	/s/ Bipul Sinha
Name:	Bipul Sinha
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bipul Sinha	Chief Executive Officer and Director	March 20, 2025
Bipul Sinha	(Principal Executive Officer)

/s/ Kiran Choudary	Chief Financial Officer	March 20, 2025
Kiran Choudary	(Principal Financial Officer and Principal Accounting Officer)

/s/ Asheem Chandna
Asheem Chandna	Director	March 20, 2025

/s/ R. Scott Herren
R. Scott Herren	Director	March 20, 2025

/s/ Mark D. McLaughlin
Mark D. McLaughlin	Director	March 20, 2025

/s/ Ravi Mhatre
Ravi Mhatre	Director	March 20, 2025

/s/ Arvind Nithrakashyap
Arvind Nithrakashyap	Chief Technology Officer and Director	March 20, 2025

/s/ Enrique Salem
Enrique Salem	Director	March 20, 2025

/s/ John W. Thompson
John W. Thompson	Director	March 20, 2025

/s/ Yvonne Wassenaar
Yvonne Wassenaar	Director	March 20, 2025

Rubrik, Inc.	2025 Form 10-K	116