Form 10-Q
period 2025-04-30
Rubrik, Inc.
filed 2025-06-09
CIK 1943896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
or
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

As of May 31, 2025, Rubrik Inc. had 123,563,326 shares of Class A common stock outstanding, and 69,930,024 shares of Class B common stock outstanding.

Rubrik, Inc.
FORM 10-Q
For the Fiscal Quarter Ended April 30, 2025

Rubrik, Inc.	Q1 2026 Form 10-Q	2

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

Rubrik, Inc.	Q1 2026 Form 10-Q	3

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

Rubrik, Inc.	Q1 2026 Form 10-Q	4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Rubrik, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	April 30,	January 31,
	2025	2025
Assets
Current assets
Cash and cash equivalents	$283,998	$186,331
Short-term investments	478,059	518,813
Accounts receivable, net of allowances of $319 and $499	165,596	177,627
Deferred commissions	95,352	91,919
Prepaid expenses and other current assets	93,890	102,951
Total current assets	1,116,895	1,077,641
Property and equipment, net	54,935	53,194
Deferred commissions, noncurrent	125,696	132,465
Goodwill	101,618	100,343
Other assets, noncurrent	75,462	59,331
Total assets	$1,474,606	$1,422,974
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$9,905	$10,439
Accrued expenses and other current liabilities	112,512	162,602
Deferred revenue	838,872	777,135
Total current liabilities	961,289	950,176
Deferred revenue, noncurrent	670,307	642,370
Other liabilities, noncurrent	76,719	61,821
Debt, noncurrent	322,821	322,341
Total liabilities	2,031,136	1,976,708
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.000025 par value – 20,000,000 shares authorized as of April 30, 2025 and January 31, 2025; zero shares issued and outstanding as of April 30, 2025 and January 31, 2025	—	—
Class A common stock, $0.000025 par value – 1,070,000,000 shares authorized as of April 30, 2025 and January 31, 2025; 123,431,402 and 101,981,023 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	3	3
Class B common stock, $0.000025 par value – 210,000,000 shares authorized as of April 30, 2025 and January 31, 2025; 69,950,946 and 87,785,767 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	2	2
Additional paid-in capital	2,382,345	2,291,829
Accumulated other comprehensive income (loss)	557	(8,235)
Accumulated deficit	(2,939,437)	(2,837,333)
Total stockholders’ deficit	(556,530)	(553,734)
Total liabilities and stockholders’ deficit	$1,474,606	$1,422,974
The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubrik, Inc.	Q1 2026 Form 10-Q	5

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Revenue
Subscription	$265,661	$172,195
Maintenance	2,330	5,667
Other	10,490	9,453
Total revenue	278,481	187,315

Cost of revenue
Subscription	51,912	73,725
Maintenance	409	3,609
Other	8,162	18,645
Total cost of revenue	60,483	95,979

Gross profit	217,998	91,336
Operating expenses
Research and development	81,815	285,379
Sales and marketing	169,993	379,329
General and administrative	59,281	151,465
Total operating expenses	311,089	816,173

Loss from operations	(93,091)	(724,837)
Interest income	7,696	2,942
Interest expense	(9,813)	(10,624)
Other income (expense), net	(5,622)	(623)
Loss before income taxes	(100,830)	(733,142)
Income tax expense (benefit)	1,274	(1,051)
Net loss	$(102,104)	$(732,091)
Net loss per share, basic and diluted	$(0.53)	$(11.48)
Weighted-average shares used in computing net loss per share, basic and diluted	191,625	63,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubrik, Inc.	Q1 2026 Form 10-Q	6

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Net loss	$(102,104)	$(732,091)
Foreign currency translation adjustment, net of tax	8,751	(489)
Unrealized gain (loss) on available-for-sale securities, net of tax	41	(176)
Total other comprehensive income (loss), net of tax	8,792	(665)
Comprehensive income (loss)	$(93,312)	$(732,756)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubrik, Inc.	Q1 2026 Form 10-Q	7

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)
(unaudited)

	Three Months Ended April 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances as of January 31, 2025	189,766,790	$5	$2,291,829	$(8,235)	$(2,837,333)	$(553,734)
Issuance of common stock upon exercise of stock options	197,534	—	1,875	—	—	1,875
Issuance of common stock upon settlement of restricted stock units	2,923,098	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	494,926	—	13,492	—	—	13,492
Stock-based compensation	—	—	75,149	—	—	75,149
Other comprehensive income (loss)	—	—	—	8,792	—	8,792
Net loss	—	—	—	—	(102,104)	(102,104)
Balances as of April 30, 2025	193,382,348	$5	$2,382,345	$557	$(2,939,437)	$(556,530)

	Three Months Ended April 30, 2024
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount
Balances as of January 31, 2024	74,182,559	$714,713	61,262,729	$1	$265,494	$(2,239)	$(1,682,513)	$(1,419,257)
Conversion of redeemable convertible preferred stock and founder stock to common stock upon initial public offering	(74,182,559)	(714,713)	74,182,559	2	714,711	—	—	714,713
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions, and offering costs	—	—	23,500,000	1	700,010	—	—	700,011
Issuance of common stock upon exercise of stock options	—	—	641,537	—	3,618	—	—	3,618
Issuance of common stock for net settlement of restricted stock awards and restricted stock units	—	—	17,002,721	—	(411,518)	—	—	(411,518)
Stock-based compensation	—	—	—	—	630,591	—	—	630,591
Other comprehensive income (loss)	—	—	—	—	—	(665)	—	(665)
Net loss	—	—	—	—	—	—	(732,091)	(732,091)
Balances as of April 30, 2024	—	$—	176,589,546	$4	$1,902,906	$(2,904)	$(2,414,604)	$(514,598)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubrik, Inc.	Q1 2026 Form 10-Q	8

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(102,104)	$(732,091)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,075	7,190
Stock-based compensation	73,540	630,330
Amortization of deferred commissions	24,785	20,377
Non-cash interest	—	9,700
Deferred income taxes	604	(990)
Other	(375)	863
Changes in operating assets and liabilities:
Accounts receivable	12,031	36,175
Deferred commissions	(21,449)	(23,201)
Prepaid expenses and other assets	(7,824)	(13,920)
Accounts payable	(489)	2,748
Accrued expenses and other liabilities	(36,813)	(22,055)
Deferred revenue	89,674	53,493
Net cash provided by (used in) operating activities	39,655	(31,381)
Cash flows from investing activities:
Purchases of property and equipment	(2,850)	(3,639)
Capitalized internal-use software	(3,465)	(2,103)
Purchases of investments	(120,162)	(42,688)
Sale of investments	—	27,978
Maturities of investments	162,617	61,189
Payment for business combination	(1,975)	—
Net cash provided by investing activities	34,165	40,737
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	710,264
Taxes paid related to net share settlement of equity awards	—	(350,444)
Proceeds from exercise of stock options	1,849	3,618
Proceeds from issuance of common stock under employee stock purchase plan	13,492	—
Payments for deferred offering costs, net	—	(775)
Payments for debt discount costs	—	(475)
Payments for debt issuance costs	—	(6)
Net cash provided by financing activities	15,341	362,182
Effect of exchange rate on cash, cash equivalents, and restricted cash	8,751	(489)
Net increase in cash, cash equivalents, and restricted cash	97,912	371,049
Cash, cash equivalents, and restricted cash, beginning of year	193,594	137,059
Cash, cash equivalents, and restricted cash, end of year	$291,506	$508,108
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$1,531	$1,781
Cash paid for interest	9,299	247
Non-cash investing and financing activities:
Transfers of inventory to property and equipment	$—	$42
Property and equipment received, included in payables and accrued but not paid	$1,788	$559
Stock-based compensation capitalized in internal-use software	$1,567	$261
Deferred offering costs accrued but not paid	$—	$3,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubrik, Inc.	Q1 2026 Form 10-Q	9

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
The Company's fiscal year ends on January 31. For example, references to fiscal 2026 and 2025 refer to the fiscal year ending January 31, 2026 and 2025, respectively.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the SEC) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, as filed with the SEC on March 20, 2025 (the “Annual Report”).
The unaudited condensed consolidated financial statements and notes include the Company and its wholly-owned subsidiaries and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the estimation of standalone selling prices for performance obligations, the estimation of material rights, the application of a portfolio approach for capitalization of deferred commissions, the determination of the period of benefit for deferred commissions, the determination of fair value of the Company’s common stock prior to its initial public offering ("IPO") in April 2024, the valuation of stock-based awards, the valuation and assessment of recoverability of intangible assets and their estimated useful lives, the assessment of goodwill impairment, the incremental borrowing rate used to value operating lease liabilities, the valuation of deferred income tax assets and uncertain tax positions, and contingencies. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. Actual results could differ materially from these estimates.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies disclosed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report.
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
The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;

Rubrik, Inc.	Q1 2026 Form 10-Q	10

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
SaaS subscriptions include standalone sales of SaaS subscription products as well as sales of Rubrik Security Cloud (“RSC”). RSC is a fully-hosted subscription in the case of protection of cloud, SaaS, unstructured data, and identity providers. When RSC is securing enterprise applications, it is a hybrid cloud subscription which includes software hosted from the cloud (as a service) and on-premise software licenses. RSC is accounted for as a single performance obligation because the software hosted from the cloud (as a service) and the on-premise software licenses are not separately identifiable and serve together to fulfill the Company’s promise to RSC customers, which is to provide a single, unified data security solution. The Company’s subscription capabilities are primarily sold as editions which bundle multiple products and include the Foundation Edition, Business Edition, Enterprise Edition, and Enterprise Proactive Edition. Subscription revenue related to SaaS is recognized ratably over the subscription period.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	11

Company sells software licenses with Rubrik-branded Appliances, revenue related to both the Rubrik-branded Appliances and software licenses are recognized at the same time.
Revenue related to professional services is typically recognized as the services are performed.
Amounts billed to customers for shipping and handling costs are classified as other revenue, and the Company’s shipping and handling costs are classified as other cost of revenue.
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
Timing of revenue recognition (in thousands)

	Three Months Ended April 30,
	2025	2024
Subscription revenue
Products and services transferred over time	$243,991	$158,020
Products and services transferred at a point in time	21,670	14,175
Maintenance revenue
Products and services transferred over time	2,330	5,667
Other revenue
Products and services transferred over time	8,744	7,400
Products and services transferred at a point in time	1,746	2,053
Total revenue	$278,481	$187,315
Contract assets
The Company invoices its customers in accordance with contractual billing terms established in each contract. As the Company performs under customer contracts, its right to consideration that is unconditional is classified as accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenue the Company has recognized in excess of the amount it has billed to the customer is classified as a contract asset. Contract assets are included in prepaid expenses and other current assets and other assets, noncurrent in the condensed consolidated balance sheets. There were $9.1 million and $8.5 million of contract assets as of April 30, 2025 and January 31, 2025, respectively. The current and noncurrent contract assets balances as of April 30, 2025 were $4.3 million and $4.8 million, respectively, as of January 31, 2025 were $4.5 million and $4.0 million, respectively.

Rubrik, Inc.	Q1 2026 Form 10-Q	12

Deferred revenue
Deferred revenue, which are contract liabilities, are amounts received or due from customers in advance of the Company’s performance. The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year of the condensed consolidated balance sheet date. The Company invoices customers upfront for the majority of contracts, and the increase in the Company’s deferred revenue corresponds to an increase in revenue contracts that include SaaS and support in which the Company satisfies its performance obligations typically over the contractual service period. During the three months ended April 30, 2025 and 2024, the Company recognized revenue of approximately $240.3 million and $150.0 million, respectively, pertaining to amounts deferred at the beginning of each respective period.
Transaction price allocated to the remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue for contracts that have been invoiced and will be recognized as revenue in future periods.
As of April 30, 2025, total remaining non-cancellable performance obligations under the Company’s contracts with customers was approximately $1,857.7 million. The Company expects to recognize approximately 52% of this amount as revenue over the next 12 months, with the remaining balance to be recognized as revenue thereafter.
Concentration of Risk
Credit risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are primarily held in three financial institutions and, at times, may exceed federally insured limits. The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. The Company has not experienced any credit losses as of April 30, 2025.
Concentration of revenue and accounts receivable
The following customers individually accounted for 10% or more of total revenue and 10% or more of accounts receivable, net:

	Revenue		Accounts Receivable, Net
	Three Months Ended April 30,		April 30,	January 31,
	2025	2024	2025	2025
Partner A	29%	30%	22%	33%
Partner B	32%	35%	31%	20%
Partner C	*	10%	*	14%
Partner D	*	*	13%	*
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
Recently Announced Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to provide consistent categories and greater disaggregation of information in the rate reconciliation as well as income tax paid disaggregated by jurisdiction to improve the transparency of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is assessing the impact of adopting this standard.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires entities to provide disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual periods

Rubrik, Inc.	Q1 2026 Form 10-Q	13

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
Note 3 – Revenue by Geography
The geographic regions are the Americas, EMEA (Europe, the Middle East, and Africa) and APAC (Asia Pacific). The following table sets forth revenue by geographic area based on ship to address (in thousands):

	Three Months Ended April 30,
	2025	2024
Americas	$202,765	$134,523
EMEA	64,760	45,457
APAC	10,956	7,335
Total revenue	$278,481	$187,315
For the three months ended April 30, 2025 and 2024, United States accounted for $195.3 million and $129.2 million, respectively, or 70% and 69%, respectively, of consolidated total revenue.
Note 4 – Business Combinations
During the three months ended April 30, 2025, we completed an immaterial acquisition for aggregate purchase consideration of $2.0 million and accounted for it as business combination from the date of acquisition. $0.7 million of the purchase consideration was allocated to intangible assets and the remaining $1.3 million to goodwill.
The Company recognized $1.0 million and $0.9 million amortization expense in acquired intangible assets for the three months ended April 30, 2025 and 2024, respectively.
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
The Company did not have any level 3 investments as of April 30, 2025 and January 31, 2025. The following table summarizes the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value by significant investment category reported as cash and cash equivalents or short-term investments (in thousands):

Rubrik, Inc.	Q1 2026 Form 10-Q	14

					Reported as
April 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$60,469	$—	$—	$60,469	$60,469	$—
Level 1:
Money market funds	214,174	—	—	214,174	214,174	—
U.S. Treasuries	266,825	433	(14)	267,244	5,319	261,925
Subtotal	480,999	433	(14)	481,418	219,493	261,925
Level 2:
Certificate of deposit	7,631	2	—	7,633	—	7,633
Commercial paper	44,930	2	(65)	44,867	—	44,867
Corporate bonds	167,608	124	(62)	167,670	4,036	163,634
Subtotal	220,169	128	(127)	220,170	4,036	216,134
Total	$761,637	$561	$(141)	$762,057	$283,998	$478,059

					Reported as
January 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$75,541	$—	$—	$75,541	$75,541	$—
Level 1:
Money market funds	96,423	—	—	96,423	96,423	—
U.S. Treasuries	259,327	345	(76)	259,596	—	259,596
Subtotal	355,750	345	(76)	356,019	96,423	259,596
Level 2:
Commercial paper	88,732	8	(3)	88,737	14,367	74,370
Corporate bonds	184,742	195	(90)	184,847	—	184,847
Subtotal	273,474	203	(93)	273,584	14,367	259,217
Total	$704,765	$548	$(169)	$705,144	$186,331	$518,813

The following table summarizes the estimated fair value of the Company’s investments by their remaining contractual maturity dates (in thousands):

April 30, 2025
Due within one year	$406,336
Due between one to two years	71,723
Total	$478,059
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis, and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for its short-term investments there were no material credit or non-credit related impairments as of April 30, 2025 and January 31, 2025.

Rubrik, Inc.	Q1 2026 Form 10-Q	15

Note 6 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30,	January 31,
	2025	2025
Prepaid expenses	$68,209	$77,857
Inventory, net	4,584	4,183
Contract assets, current	4,258	4,537
Other current assets	16,839	16,374
Total prepaid expenses and other current assets	$93,890	$102,951
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30,	January 31,
	2025	2025
Equipment	$78,224	$75,589
Capitalized internal-use software	41,164	36,132
Leasehold improvements	14,371	12,739
Furniture and fixtures	4,798	4,687
Total property and equipment, gross	138,557	129,147
Less: accumulated depreciation and amortization	(83,622)	(75,953)
Total property and equipment, net	$54,935	$53,194
Depreciation expense related to the Company’s property and equipment, which did not include amortization expense related to capitalized internal-use software, was $4.4 million and $4.5 million for the three months ended April 30, 2025 and 2024, respectively.
Amortization expense relating to capitalized internal-use software was $2.7 million and $1.8 million for the three months ended April 30, 2025 and 2024, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30,	January 31,
	2025	2025
Accrued expenses	$31,205	$30,983
Accrued bonuses	15,788	49,104
Accrued sales commissions	9,742	27,627
Accrued payroll-related expenses, taxes, and benefits	41,197	38,533
Operating lease liabilities	11,750	10,087
Other	2,830	6,268
Total accrued expenses and other current liabilities	$112,512	$162,602

Rubrik, Inc.	Q1 2026 Form 10-Q	16

Note 7 – Leases
The Company has operating leases for its offices and data centers. Balance sheet information related to operating leases was as follows (in thousands):

	April 30,	January 31,
Reported as:	2025	2025
Other assets, noncurrent (operating lease ROU assets)	$38,806	$25,906

Accrued expenses and other current liabilities (operating lease liabilities, current)	11,750	10,087
Other liabilities, noncurrent (operating lease liabilities, noncurrent)	29,901	18,382
Total operating lease liabilities	$41,651	$28,469
The Company had operating lease costs of $3.4 million, and $2.9 million for the three months ended April 30, 2025 and 2024, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Cash paid for amounts included in measurement of operating lease liabilities	$3,222	$3,039
ROU assets obtained in exchange of lease liabilities for new operating leases	$15,424	$1,427
Supplemental information related to the remaining lease term and discount rate were as follows:

	April 30,	January 31,
	2025	2025
Weighted-average remaining lease term	3.5 years	3.0 years
Weighted-average discount rate	5.9%	5.5%
The following table summarizes the maturity of the Company’s operating lease liabilities as of April 30, 2025 (in thousands):

Fiscal year	Operating Leases
Remainder of 2026	$9,891
2027	13,700
2028	12,204
2029	5,176
2030	4,016
Thereafter	1,472
Total operating lease payments	46,459
Less: imputed interest	(4,808)
Total operating lease liabilities	$41,651
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

Rubrik, Inc.	Q1 2026 Form 10-Q	17

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
Under the Amended Delayed Draw Term Loan, the Company borrowed zero and $9.7 million during the three months ended April 30, 2025 and 2024, respectively.
As of April 30, 2025 and January 31, 2025, the Company was in compliance with all of its debt covenants.
Note 9 – Commitments and Contingencies
Purchase Commitments
As of April 30, 2025, there were no significant changes outside the ordinary course of business to the Company's commitments and purchase obligations since January 31, 2025.

Rubrik, Inc.	Q1 2026 Form 10-Q	18

Litigation
From time to time, the Company receives inquiries and/or claims or is involved in legal disputes and/or matters. In the opinion of management, any liabilities resulting from these claims will not have a material adverse effect on the Company’s results of operations, financial position, and cash flows.
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
Equity Incentive Plan
In January 2014, the Company adopted the 2014 Stock Option and Grant Plan, as amended (the “2014 Plan”). The 2014 Plan permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, or restricted stock units (RSUs) awards based on, or related to, shares of the Company’s common stock. The 2014 Plan was terminated in April 2024 in connection with the IPO, but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2014 Plan. No further equity awards will be granted under the 2014 Plan. With the establishment of the 2024 Equity Incentive Plan (the “2024 Plan”), upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding equity awards granted under the 2014 Plan, an equal number of shares of Class A common stock will become available for grant under the 2024 Plan.

Rubrik, Inc.	Q1 2026 Form 10-Q	19

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
In March 2024, the board of directors adopted, and in April 2024, the stockholders approved, the 2024 Employee Stock Purchase Plan (the “2024 ESPP” or the "ESPP"), which became effective in connection with the Company’s IPO. The 2024 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 4,607,303 shares of the Company’s Class A common stock have been reserved for future issuance under the 2024 ESPP. The number of shares of Class A common stock reserved for issuance under the 2024 ESPP will automatically increase on February 1st of each fiscal year, beginning on February 1, 2025 and ending on and including February 1, 2034, by the lesser of (1) one percent (1%) of the aggregate number of shares of common stock of all classes issued and outstanding on January 31 of the preceding fiscal year, (2) 9,214,605 shares, or (3) a lesser number of shares determined by the Company's board of directors.
The Company has reserved shares of its common stock for future issuance as follows (in thousands):

	April 30,	January 31,
	2025	2025
2014 Stock Option and Grant Plan:
Outstanding stock options	9,373	9,570
Outstanding restricted stock units	14,609	18,039
2024 Equity Incentive Plan:
Outstanding restricted stock units	9,593	4,217
Shares available for future issuance under the 2024 Plan	62,210	57,591
2024 Employee Stock Purchase Plan	5,603	4,201
Total shares of common stock reserved	101,388	93,618
Stock Options
Options issued under the Company’s 2014 Plan and 2024 Plan generally are exercisable for periods not to exceed ten years.
A summary of the stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2025	9,570,134	$27.80	8.2	$435,133
Granted	—	—
Exercised	(197,534)	9.49		9,955
Cancelled	—	—
Outstanding as of April 30, 2025	9,372,600	$28.19	8.1	$396,854
Vested and exercisable as of April 30, 2025	2,659,733	$18.62	5.9	$138,054
The intrinsic value of the options exercised represents the difference between the estimated fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.
There were no options with only a service-based vesting condition granted during the three months ended April 30, 2025 and 2024. In June 2022, the Company’s board of directors approved the grant of a stock option under the 2014 Plan to the Company's CEO, Mr. Sinha, to purchase up to 8,000,000 of Class B common stock, contingent and effective upon a listing event, which includes the Company's IPO (the “CEO Performance Award” or "the Award"). The CEO Performance Award was granted upon the Company's IPO in April 2024 and vests upon the satisfaction of a service condition and achievement of certain stock price targets.

Rubrik, Inc.	Q1 2026 Form 10-Q	20

As of April 30, 2025, there was approximately $76.2 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
Restricted Stock Units
The Company grants service-based condition RSUs, service- and performance-based conditions RSUs, and service-, market-, and performance-based conditions RSUs. RSUs issued under the 2014 Plan and 2024 Plan typically have an expiry period of seven years from the grant date.
A summary of the RSU activity and related information is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of January 31, 2025	22,215,749	$31.30
Granted	5,669,470	56.61
Vested	(2,979,973)	25.12
Forfeited	(800,222)	31.46
Unvested as of April 30, 2025	24,105,024	38.01
Vested and not yet released	97,500	16.69
Outstanding as of April 30, 2025	24,202,524	$37.92
For the three months ended April 30, 2025 and 2024, the total grant date fair value of vested RSUs was $74.8 million and $395.7 million, respectively.
As of April 30, 2025, there was approximately $673.4 million of unrecognized stock-based compensation expense relating to RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
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
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

Three Months Ended April 30, 2025
Expected term (in years)	0.5 - 2.0
Expected volatility	59.0% - 64.7%
Risk-free interest rate	3.9% - 4.3%
Dividend yield	—

Rubrik, Inc.	Q1 2026 Form 10-Q	21

As of April 30, 2025, there was approximately $12.2 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 1.0 years.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Cost of revenue
Subscription	$3,968	$35,193
Maintenance	81	2,459
Other	776	11,247
Research and development	19,812	224,149
Sales and marketing	24,144	239,888
General and administrative	24,759	117,394
Total stock-based compensation expense	$73,540	$630,330
Note 11 – Net Loss Per Share
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2025		2024
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(59,676)	$(42,428)	$(21,139)	$(710,952)
Denominator:
Weighted-average common stock shares used in computing net loss per share, basic and diluted	111,998	79,627	1,842	61,952
Net loss per common stock share, basic and diluted	$(0.53)	$(0.53)	$(11.48)	$(11.48)
The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	April 30,
	2025	2024
Issued and outstanding common stock options	9,373	10,542
Unvested RSUs issued and outstanding	24,105	29,107
Total	33,478	39,649
Note 12 – Income Taxes
For the three months ended April 30, 2025 and 2024, the Company recorded a tax expense (benefit) of $1.3 million and $(1.1) million, respectively.
For the three months ended April 30, 2025, the income tax provision consisted of taxes on the income of the Company's foreign subsidiaries, foreign withholding taxes, and U.S. state taxes, partially offset by tax benefits from stock-based compensation deductions in the UK. For the three months ended April 30, 2024, the income tax provision consisted of a U.S. federal & state tax benefit as a result of several of the Company's foreign subsidiaries making an election to be treated as U.S. branches for federal income tax purposes effective in fiscal year ended January 31, 2024, partially offset by taxes on the income of the Company’s foreign subsidiaries, foreign withholding taxes, and U.S. state taxes.

Rubrik, Inc.	Q1 2026 Form 10-Q	22

As of April 30, 2025, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Note 13 – Segment Reporting
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
The Company’s chief operating decision maker is its chief executive officer. The chief operating decision maker assesses performance for the software and services segment and decides how to allocate resources based on net loss that is also reported on the condensed consolidated statements of operations as consolidated net loss. The chief operating decision maker does not use any segment assets measure to assess performance and decide how to allocate resources.
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
The Company does not have intra-entity sales or transfers.
The following table presents the segment information (in thousands):

	Three Months Ended April 30,
	2025	2024
Total revenue	$278,481	$187,315
Less:
Adjusted subscription cost of revenue (1)	46,635	37,614
Remaining cost of revenue	5,124	6,511
Remaining research and development expenses	59,883	59,054
Remaining sales and marketing expenses	144,404	137,922
Remaining general and administrative expenses	33,208	32,864
Stock-based compensation expense (2)	73,540	630,330
Depreciation and amortization	7,818	6,954
Amortization of acquired intangibles	960	903
Interest expense	9,813	10,624
Income tax expense (benefit)	1,274	(1,051)
Other items (3)	5,622	623
Plus:
Interest income	7,696	2,942
Segment net loss	(102,104)	(732,091)

Consolidated net loss	$(102,104)	$(732,091)
(1) Adjusted subscription cost of revenue is subscription cost of revenue adjusted for stock-based compensation expense, amortization of acquired intangibles, and stock-based compensation from amortization of capitalized internal-use software as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Subscription cost of revenue	$51,912	$73,725
Less:
Stock-based compensation expense	3,968	35,193
Stock-based compensation from amortization of capitalized internal-use software	349	15
Amortization of acquired intangibles	960	903
Adjusted subscription cost of revenue	$46,635	$37,614

Rubrik, Inc.	Q1 2026 Form 10-Q	23

(2) See Note 10 for stock-based compensation expense by captions.
(3) Other items include foreign currency exchange gains (losses).

Rubrik, Inc.	Q1 2026 Form 10-Q	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, as filed with the SEC on March 20, 2025 (the “Annual Report”). Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
We built Rubrik Security Cloud ("RSC") with Zero Trust design principles to secure data across enterprise, cloud, SaaS, unstructured data, and identity providers. RSC delivers a cloud native SaaS platform that detects, analyzes, and remediates data security risks and unauthorized user activities. Our platform is architected to help organizations achieve cyber resilience, which encompasses cyber posture and cyber recovery. We enable organizations to confidently accelerate digital transformation and leverage the cloud to realize business agility.
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
In fiscal 2023, to meet customer demands for data security and a single, unified cloud-based control plane, we launched RSC, a comprehensive Zero Trust Data Security platform. RSC culminates our early vision of providing one point of control to secure data across enterprise, cloud, SaaS, unstructured data, and identity providers. RSC is primarily adopted by our customers as a cloud-native, fully managed SaaS solution. It is also available as an enterprise-ready, self-managed version ("RSC-Private"), for a few select customers that are subject to stringent data control policies. For U.S. public sector organizations, we also offer a specialized cloud-native fully managed SaaS solution called RSC-Government.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	25

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
Key Factors Affecting Our Performance
Evolution of the Market and Adoption of Our Solutions
Our future success depends in part on the market adoption of our approach to Zero Trust Data Security. Many organizations have focused on preventing cyberattacks instead of protecting their data and having a plan to recover it in case of a cyberattack. We believe that the existing security ecosystem lacks a data security platform that will secure a customer’s data, wherever it lives, across enterprise, cloud, SaaS, unstructured data, and identity providers. RSC is our Zero Trust Data Security platform that addresses the growing demand from organizations of virtually any size, across a wide range of industries, to address data security and cyberattack risks. As the data security market continues to evolve, we expect to continuously innovate our platform and product functionality to keep us in a strong position to capture the large opportunity ahead.
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
Retaining and Expanding Within Our Existing Customer Base
Our ability to retain customers and expand within existing customers is integral to our growth and future success. Our growing base of customers represents a significant opportunity for further expansion across our platform. Our customers typically start with securing data in one or more applications on our platform, and then expand by securing additional applications and increasing the amount of data secured. They further extend their use of our platform through adoption of additional security products. Several of our largest customers have deployed our platform to secure large amounts of their data across enterprise, cloud, SaaS, unstructured data, and identity providers. Our ability to expand and extend within our customer base depends on, and has been impacted by, a number of factors, including platform performance, our customers’ satisfaction with our platform, competitive offerings, pricing, overall changes in our customers’ spending levels, and the effectiveness of our efforts to help our customers realize the benefits of our platform.
Key Business Metrics
We monitor the following key business metrics to help us evaluate our business.
Subscription ARR
Subscription ARR is calculated as the annualized value of our active subscription contracts as of the measurement date, based on our customers’ total contract value, and assuming any contract that expires during the next 12 months is renewed on existing terms. Subscription contracts include offerings for our RSC platform and related data security SaaS solutions, term-based licenses for our RSC-Private platform and related products, prior sales of CDM sold as a subscription term-based license with associated support and related SaaS products, and standalone sales of our SaaS subscription products like Anomaly Detection and Sensitive Data Monitoring. We believe Subscription ARR illustrates our success in acquiring new subscription customers and maintaining and expanding our relationships with existing subscription customers.
The following table sets forth our Subscription ARR as of the dates presented:

	April 30,
	2025	2024

	(in thousands, except percentages)
Subscription ARR	$1,181,269	$856,051
% growth	38%	46%

Rubrik, Inc.	Q1 2026 Form 10-Q	26

Subscription ARR does not include any maintenance revenue associated with perpetual licenses, which we generally no longer offer. Of the 38% and 46% growth, approximately 2 percentage points and 3 percentage points of growth for the three months ended April 30, 2025 and 2024, respectively, were a result of transitioning our existing maintenance customers to our subscription editions. We expect the contributions to growth from these transitions to subside in fiscal 2026.
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
The following table sets forth our Cloud ARR as of the dates presented:

	April 30,
	2025	2024

	(in thousands, except percentages)
Cloud ARR	$971,546	$605,574
% growth	60%	104%
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
The following table sets forth our average subscription dollar-based net retention rate as of the dates presented:

	April 30,
	2025	2024
Average subscription dollar-based net retention rate	over 120%	over 120%
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
The following table sets forth the number of customers with $100,000 or more in Subscription ARR as of the dates presented:

	April 30,
	2025	2024
Customers with $100,000 or more in Subscription ARR	2,381	1,859
% growth	28%	41%

Rubrik, Inc.	Q1 2026 Form 10-Q	27

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
Free cash flow was $33.3 million, and $(37.1) million for three months ended April 30, 2025 and 2024, respectively. Free cash flow for the three months ended April 30, 2024 includes a cash outlay of $20.6 million for employer payroll taxes due to the vesting of certain equity awards in conjunction with the initial public offering. Adjusting for this, the improvement in free cash flow was primarily due to higher sales that were offset by higher expenses, a decrease in contract term due to the growth of our Cloud and SaaS products, and an increasing mix of annual and consumption payments from customers. This trend when combined with changes in new business growth, may result in free cash flow volatility across periods.
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
The following table presents a reconciliation of free cash flow to net cash used in operating activities for the periods presented:

	Three Months Ended April 30,
	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$39,655	$(31,381)
Less: Purchases of property and equipment	(2,850)	(3,639)
Less: Capitalized internal-use software	(3,465)	(2,103)
Free cash flow	$33,340	$(37,123)
Net cash provided by investing activities	$34,165	$40,737
Net cash provided by financing activities	$15,341	$362,182
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

Rubrik, Inc.	Q1 2026 Form 10-Q	28

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
Subscription ARR Contribution Margin was 8%, and (11)% for the 12 months ended April 30, 2025, and 2024, respectively. For the 12 months ended April 30, 2024, the non-GAAP expenses included the recognition of $22.8 million for employer payroll taxes due to the vesting of certain equity awards in conjunction with the initial public offering. Adjusting for this, the increase in Subscription ARR Contribution Margin was primarily driven by the strong year-over-year growth in Subscription ARR, compared to year-over-year growth in non-GAAP subscription costs of sales and non-GAAP operating expenses. We believe that this increase in Subscription ARR Contribution Margin reflects increased operating leverage in our business.
The following table presents the calculation of Subscription ARR Contribution Margin for the periods presented as well as a reconciliation of (i) non-GAAP subscription cost of revenue to cost of revenue and (ii) non-GAAP operating expenses to operating expenses.

	Twelve Months Ended April 30,
	2025	2024

	(in thousands, except percentages)
Subscription cost of revenue	$193,223	$150,015
Stock-based compensation expense	(18,289)	(35,236)
Stock-based compensation from amortization of capitalized internal-use software	(607)	(106)
Amortization of acquired intangibles	(3,730)	(2,579)
Non-GAAP subscription cost of revenue	$170,597	$112,094

Operating expenses	$1,249,744	$1,421,164
Stock-based compensation expense	(334,156)	(586,660)
Non-GAAP operating expenses	$915,588	$834,504

Subscription ARR	$1,181,269	$856,051
Non-GAAP subscription cost of revenue	(170,597)	(112,094)
Non-GAAP operating expenses	(915,588)	(834,504)
Subscription ARR Contribution	$95,084	$(90,547)
Subscription ARR Contribution Margin	8%	(11)%
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
SaaS includes SaaS subscription products like Anomaly Detection and Sensitive Data Monitoring sold standalone or with prior sales of term-based license offerings of CDM prior to the launch of the RSC platform as well as sales of RSC. RSC is offered as a fully-hosted subscription or a hybrid cloud subscription. RSC is a fully-hosted subscription in the case of protection of cloud, SaaS, unstructured data, and identity providers. When RSC is securing enterprise applications, it is a hybrid cloud subscription which includes software hosted from the cloud (as a service) and an on-premise license for securing enterprise applications. The hybrid cloud subscription is accounted for as a single performance obligation because the software hosted from the cloud (as a service) and the on-premise software licenses are not separately identifiable and serve together to fulfill our promise to the customer, which is to provide a single,

Rubrik, Inc.	Q1 2026 Form 10-Q	29

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
As customers continue to adopt or transition to RSC, we expect the ratable portion of our subscription revenue to increase. We expect certain customers to consume our platform and products through a mix of RSC and RCDM-T as they complete the migration, which will result in a recognition of a portion of the associated revenue for these customers upfront. Furthermore, our subscription revenue will also fluctuate when qualified customers choose to exercise or forfeit their customer options that are accounted for as material rights. In fiscal 2025, subscription revenue saw some modest benefits as customers exercised or forfeited their Subscription Credits. We expect to see some further benefits in fiscal 2026 that we do not expect to continue in the long-term, with the impact declining in fiscal 2027 and substantially completed by fiscal 2028. The combination of both of these factors will limit and cause fluctuations in our subscription revenue growth through fiscal 2027, depending in part on the timing of our existing customers’ transition to RSC and exercises or forfeitures of Subscription Credits.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	30

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

Rubrik, Inc.	Q1 2026 Form 10-Q	31

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

	Three Months Ended April 30,
	2025	2024

	(in thousands)
Revenue
Subscription	$265,661	$172,195
Maintenance	2,330	5,667
Other	10,490	9,453
Total revenue	278,481	187,315
Cost of revenue
Subscription(1)	51,912	73,725
Maintenance(1)	409	3,609
Other(1)	8,162	18,645
Total cost of revenue	60,483	95,979
Gross profit	217,998	91,336
Operating expenses
Research and development(1)	81,815	285,379
Sales and marketing(1)	169,993	379,329
General and administrative(1)	59,281	151,465
Total operating expenses	311,089	816,173
Loss from operations	(93,091)	(724,837)
Interest income	7,696	2,942
Interest expense	(9,813)	(10,624)
Other income (expense), net	(5,622)	(623)
Loss before income taxes	(100,830)	(733,142)
Income tax expense (benefit)	1,274	(1,051)
Net loss	$(102,104)	$(732,091)
Net loss per share, basic and diluted	$(0.53)	$(11.48)
Weighted-average shares used in computing net loss per share, basic and diluted	191,625	63,794

Rubrik, Inc.	Q1 2026 Form 10-Q	32

(1) Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2025	2024

	(in thousands)
Cost of revenue
Subscription	$3,968	$35,193
Maintenance	81	2,459
Other	776	11,247
Research and development	19,812	224,149
Sales and marketing	24,144	239,888
General and administrative	24,759	117,394
Total stock-based compensation expense	$73,540	$630,330
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended April 30,
	2025	2024
Revenue
Subscription	95%	92%
Maintenance	1	3
Other	4	5
Total revenue	100	100
Cost of revenue
Subscription	19	39
Maintenance	—	2
Other	3	10
Total cost of revenue	22	51
Gross profit	78	49
Operating expenses
Research and development	29	152
Sales and marketing	61	203
General and administrative	21	81
Total operating expenses	111	436
Loss from operations	(33)	(387)
Interest income	3	2
Interest expense	(4)	(6)
Other income (expense), net	(2)	—
Loss before income taxes	(36)	(391)
Income tax expense (benefit)	1	—
Net loss	(37)%	(391)%
Comparison of the Three Months Ended April 30, 2025 and 2024
Revenue

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Subscription	$265,661	$172,195	$93,466	54%
Maintenance	2,330	5,667	(3,337)	(59)%
Other	10,490	9,453	1,037	11%
Total revenue	$278,481	$187,315	$91,166	49%

Rubrik, Inc.	Q1 2026 Form 10-Q	33

Growth in subscription revenue was driven by growth in Subscription ARR and some benefits as customers exercised or forfeited their Subscription Credits. We expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits for the remainder of fiscal 2026. The magnitude of such benefit could fluctuate from quarter to quarter. Beginning in fiscal 2027, we anticipate a gradual decline in this benefit, with the impact substantially completed by fiscal 2028.
Our Subscription ARR grew from $856.1 million as of April 30, 2024 to $1,181.3 million as of April 30, 2025, representing a 38% increase. Of the increase in Subscription ARR, 2 percentage points are a result of transitioning our existing maintenance customers to our subscription editions. A further indication of our ability to expand revenue from existing customers is through our average subscription dollar-based net retention rate which was over 120% as of April 30, 2025. We had 2,381 customers with $100,000 or more in Subscription ARR as of April 30, 2025, increasing from 1,859 as of April 30, 2024.
Maintenance revenue associated with sales of perpetual licenses of our legacy CDM product decreased for the three months ended April 30, 2025. Maintenance revenue represented 1% and 3% of total revenue for three months ended April 30, 2025 and 2024, respectively. We expect the transition of existing maintenance customers adopting RSC subscription offerings to be largely completed by the end of fiscal 2026.
Other revenue increased for the three months ended April 30, 2025 due to an increase in professional services. We expect our other revenue as a percentage of total revenue to continue to decrease.
Cost of Revenue

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscription	$51,912	$73,725	$(21,813)	(30)%
Maintenance	409	3,609	(3,200)	(89)%
Other	8,162	18,645	(10,483)	(56)%
Total cost of revenue	$60,483	$95,979	$(35,496)	(37)%
Cost of subscription revenue decreased for the three months ended April 30, 2025 primarily driven by $31.2 million decrease in stock-based compensation expense as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our IPO, partially offset by an increase of $7.0 million in hosting costs due to the launch and adoption of more SaaS products by our customers.
Cost of maintenance revenue decreased for the three months ended April 30, 2025 primarily driven by a decrease of $2.4 million in stock-based compensation expense as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our IPO.
Cost of other revenue decreased for the three months ended April 30, 2025 primarily driven by a $10.4 million decrease in stock-based compensation expense as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our IPO.

Rubrik, Inc.	Q1 2026 Form 10-Q	34

Gross Profit and Gross Margin

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Gross profit
Subscription	$213,749	$98,470	$115,279	117%
Maintenance	1,921	2,058	(137)	(7)%
Other	2,328	(9,192)	11,520	(125)%
Total gross profit	$217,998	$91,336	$126,662	139%

	Three Months Ended April 30,
	2025	2024
Gross margin
Subscription	80%	57%
Maintenance	82%	36%
Other	22%	(97)%
Total gross margin	78%	49%
Subscription gross margin increased for the three months ended April 30, 2025 as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our IPO, partially offset by an increase in hosting costs associated with our development and launch of more SaaS products.
Maintenance gross margin increased for the three months ended April 30, 2025 as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our IPO.
Other gross margin increased for the three months ended April 30, 2025 as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our IPO.
Operating Expenses
Research and Development

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$81,815	$285,379	$(203,564)	(71)%
Research and development expenses decreased for the three months ended April 30, 2025. Employee compensation and related expenses decreased by $204.4 million due to a decrease of $204.3 million in stock-based compensation expense as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our IPO.
Sales and Marketing

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$169,993	$379,329	$(209,336)	(55)%
Sales and marketing expenses decreased for the three months ended April 30, 2025. Employee compensation and related expenses decreased by $212.9 million due to a decrease of $215.7 million in stock-based compensation expense as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our IPO, partially offset by increases in headcount.

Rubrik, Inc.	Q1 2026 Form 10-Q	35

General and Administrative

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative	$59,281	$151,465	$(92,184)	(61)%
General and administrative expenses decreased for the three months ended April 30, 2025. Employee compensation and related expenses decreased by $94.0 million due to a decrease of $92.6 million in stock-based compensation expense as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our IPO.
Other Non-Operating Income (Expense)

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income	$7,696	$2,942	$4,754	162%
Interest expense	(9,813)	(10,624)	811	(8)%
Other income (expense), net	(5,622)	(623)	(4,999)	802%
Interest income increased for the three months ended April 30, 2025 due to higher cash, cash equivalents, and investment balances.
Interest expense decreased for the three months ended April 30, 2025 primarily due to bridge notes issued in April 2024 to fund a portion of the tax withholding and remittance obligations related to the settlement of RSUs in connection with our IPO. The bridge notes were fully repaid in the same period.
Other income (expense), net decreased due to a weakening of the US dollar against foreign currencies on our foreign-denominated intercompany payables.
Income Tax Expense

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax expense (benefit)	$1,274	$(1,051)	$2,325	(221)%
Our income tax expense increased for the three months ended April 30, 2025 due to a one-time benefit associated with several of our foreign subsidiaries making an election to be treated as U.S. branches for federal income tax purposes effective in fiscal 2024, partially offset by tax benefits from stock-based compensation deductions in the UK for three months ended April 30, 2025.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	36

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
Our billings grow with new business growth. The majority of our billings are driven by invoicing our customers for multi-year commitments. However, this may evolve as customers have opted to, and may continue to opt to, pay us on an annual or consumption basis based on products purchased due to the growth in our SaaS product offerings. In addition, our billings are subject to seasonality, with billings in the fourth quarter being substantially higher than in the other three quarters. As of April 30, 2025, we had cash, cash equivalents, and short-term investments of $762.1 million. Our cash equivalents and investments primarily consist of money market funds, certificate of deposit, U.S. treasuries, commercial paper, corporate bonds, and U.S. government agencies securities. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $(2,939.4) million as of April 30, 2025. We expect to continue to incur operating losses, and our operating cash flows may fluctuate between positive and negative amounts for the foreseeable future due to the investments we intend to make as described above. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	37

The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$39,655	$(31,381)
Net cash provided by investing activities	$34,165	$40,737
Net cash provided by financing activities	$15,341	$362,182
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
For the three months ended April 30, 2025, net cash provided by operating activities of $39.7 million resulted primarily from a net loss of $102.1 million, partially offset by $73.5 million of stock-based compensation, $24.8 million of amortization of deferred commissions, $8.1 million for depreciation and amortization, and $35.1 million of net cash inflow from changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $89.7 million increase in deferred revenue from increased billings and a $12.0 million decrease in accounts receivable. The cash inflow was partially offset by a $36.8 million decrease in accrued expenses and other current liabilities, a $21.4 million increase in deferred commissions, and a $7.8 million increase in prepaid expense and other assets.
For the three months ended April 30, 2024, net cash used in operating activities of $31.4 million resulted primarily from a net loss of $732.1 million, partially offset by $630.3 million of stock-based compensation, $20.4 million of amortization of deferred commissions, $9.7 million for non-cash interest related to debt, $7.2 million for depreciation and amortization, and $33.2 million of net cash inflow from changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $53.5 million increase in deferred revenue from increased billings and a $36.2 million decrease in accounts receivable. The cash inflow was partially offset by a $23.2 million increase in deferred commissions, a $22.1 million decrease in accrued expenses and other liabilities, and a $13.9 million increase in prepaid expenses and other assets.
Investing Activities
For the three months ended April 30, 2025, net cash provided by investing activities of $34.2 million resulted from $162.6 million in proceeds from maturities and sales of investments, partially offset by $120.2 million in purchases of investments, $3.5 million in capitalized internal-use software, and $2.8 million in purchases of property and equipment.
For the three months ended April 30, 2024, net cash provided by investing activities of $40.7 million resulted from $89.1 million in proceeds from maturities and sales of investments, offset by $42.7 million in purchases of investments, $3.6 million in purchases of property and equipment, and $2.1 million in capitalized internal-use software.
Financing Activities
For the three months ended April 30, 2025, net cash provided by financing activities of $15.3 million resulted from $13.5 million in proceeds from issuance of common stock under employee stock purchase plan and $1.8 million from the exercise of stock options.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	38

Material Cash Requirements
Our material cash requirements primarily consist of operating lease commitments for our offices and data centers, non-cancelable purchase commitments related to third-party cloud hosting services, and long-term debt. Except as already disclosed in Note 7. Leases, Note 8. Debt and Note 9. Commitments and Contingencies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there has been no other material change in our material cash requirements other than in the ordinary course of business since our fiscal year ended January 31, 2025. See our Annual Report for additional information regarding our contractual obligations.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in our Annual Report.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	39

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of April 30, 2025, we had cash, cash equivalents, and short-term investments of $762.1 million and restricted cash of $7.5 million . Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. A hypothetical 10% increase or decrease in interest rates would not have a material effect on the fair market value of our portfolio.
Foreign Currency Risk
Our reporting currency is the U.S. dollar and the functional currency for all of our foreign subsidiaries are the respective local currencies. All of our sales contracts are denominated in U.S. dollars. A portion of our operating expenses are incurred outside of the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have a material impact on our results of operations.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	40

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
Our revenue was $278.5 million, and $187.3 million for the three months ended April 30, 2025 and 2024, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will fluctuate in the future as a result of a variety of factors, including our transition for new and existing customers to sales of Rubrik Security Cloud ("RSC"), for which an increasing amount of our software revenue will be recognized ratably.
Overall growth of our revenue also depends on a number of factors, including our ability to:
•expand the features and functionality of our data security products as well as increase the amount of data sources protected across enterprise, cloud, SaaS, unstructured data, and identity providers;
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
In addition, we expect to continue to expend substantial financial and other resources on:

Rubrik, Inc.	Q1 2026 Form 10-Q	41

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
We believe our future success will depend in large part on the growth, if any, in the market for data security solutions. Traditionally, the cybersecurity industry has been focused on securing information technology infrastructure to prevent, detect, and investigate cyberattacks. Our platform brings a new approach to cybersecurity, which involves protecting our customers’ data across enterprise, cloud, SaaS, unstructured data, and identity providers, observing the data itself to proactively identify emergent threats, remediating data security threats, and recovering protected data following a cybersecurity event. The market for data security solutions, such as our platform and data security products, is at an early stage and rapidly evolving. As such, it is difficult to predict this market’s potential growth, if any, customer adoption and retention rates, customer demand for data security platforms, or the success of competitive products. In the past, customer adoption of our platform and data security products has been driven by the need for data resilience due to increasing ransomware activity. We do not know whether the trends of increasing ransomware activity, or of increasing adoption of our platform and data security products such as ours that we have experienced in the past, will continue in the future. Any expansion in this market depends on a number of factors, including the cost, performance, and perceived value associated with our platform and data security products and similar solutions of our competitors, including preference to manage security with existing infrastructure security tools alone, rather than investing in a platform based data security solution. The markets for some of our solutions are new, unproven, and evolving, and our future success depends on growth and expansion of these markets. If our platform and data security products do not achieve widespread adoption or there is a reduction in demand for our platform and data security products due to a lack of customer acceptance, technological challenges, competing products or solutions, privacy concerns, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in early terminations, reduced customer retention rates, or decreased revenue, any of which would adversely affect our business, financial condition, and results of operations. You should consider our business and growth prospects in light of the risks and difficulties we encounter in this new and evolving market.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	42

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
To expand our customer base, we need to convince organizations to allocate a portion of their discretionary budgets to purchase our platform and data security products. Our sales efforts often involve educating organizations about the uses and benefits of our data security solutions. We may have difficulty convincing organizations of the value of adopting our data security solutions. Even if we are successful in convincing organizations that a platform like ours is critical to secure their data, they may not decide to purchase our data security solutions for a variety of reasons, some of which are out of our control. For example, any deterioration in general economic conditions has in the past caused, and may in the future cause, our current and prospective customers to delay or cut their overall security and IT operations spending. Macroeconomic concerns, customer financial difficulties, and constrained spending on security and IT operations may result in decreased revenue and adversely affect our financial condition and results of operations. In particular, uncertainty related to recent global tariffs may impact customer adoption and use of our offerings and revenue from sales of our products and services. Additionally, if the incidence of cyberattacks were to decline, or enterprises or governments perceive that the general level of cyberattacks has declined, our ability to attract new customers could be adversely affected. We may face additional difficulties in attracting organizations that use legacy data management products to purchase our data security products if they believe that these legacy products are more cost-effective or provide a level of IT security that is sufficient to meet their needs. Furthermore, the use of our data security products to manage data security, movement, and restoration across data centers is relatively new, and if we are unable to convince organizations of the benefits of our data security products, then our business, financial condition, and results of operations could be adversely impacted.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We generated net losses of $(102.1) million, and $(732.1) million for the three months ended April 30, 2025 and 2024, respectively. As of April 30, 2025 and January 31, 2025, we had an accumulated deficit of $(2,939.4) million and $(2,837.3) million, respectively. While we have experienced rapid revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. In particular, as we expand the availability of our platform, increase our ability to secure data across multiple different sources, and add more capabilities, our ability to achieve and maintain profitability will be highly dependent on our ability to successfully market our platform and data security products to new and existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our data security products, including by introducing new features and functionality and securing additional applications, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our data security products by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, our data security solutions operate on a public cloud infrastructure provided by third-party vendors, including Google Cloud ("GCP"), Microsoft Azure ("Azure"), and Amazon Web Services ("AWS"), and our costs and gross margins are significantly influenced by the prices we are

Rubrik, Inc.	Q1 2026 Form 10-Q	43

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
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our data security solutions, add data security products, and increase the volume of their data protected by our data security solutions. We expand our commercial purchase relationships with our existing customers as they increase the volume of their data protected by our data security solutions and secure additional applications and workloads. Our customers have no obligation to renew their subscription for our data security solutions after the expiration of their contractual subscription period, which is generally three years, and in the normal course of business, some customers have elected not to renew their subscriptions. In addition, customers may elect to shorten the term of their subscription, select a lower subscription edition, or purchase less capacity. Our customer retention and expansion may also decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our data security solutions, our pricing, customer prioritization of security, our customers’ security and IT operations spending, our customers’ ability to procure Rubrik-branded Appliances or other compatible third-party commodity servers to implement our data security products, mergers and acquisitions involving our customers, industry developments, competition, changing regulatory environments, and macroeconomic uncertainty related to recent global tariffs, the direct and indirect impact of which continues to evolve. Our strategies and initiatives to accelerate the transition of our existing customers to RSC, even if executed properly by our sales and support teams, may result in customer dissatisfaction, the loss of customers, or reduced usage of our platform, any of which would harm our business, financial condition, and results of operations. Moreover, customers tend to expand their usage of our data security solutions over time as the amount of data they need to protect grows. As a result, strong customer retention over time generally leads to a higher degree of usage of our data security solutions. Therefore, a decline in customer retention may have a significant impact on our results of operations, including a decline in our average subscription dollar-based net retention rate, which could cause the price of our Class A common stock to decline or fluctuate. If our efforts to maintain and expand our relationships with our existing customers are not successful, our business, financial condition, and results of operations may suffer.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	44

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

Rubrik, Inc.	Q1 2026 Form 10-Q	45

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

Rubrik, Inc.	Q1 2026 Form 10-Q	46

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

Rubrik, Inc.	Q1 2026 Form 10-Q	47

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

Rubrik, Inc.	Q1 2026 Form 10-Q	48

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

Rubrik, Inc.	Q1 2026 Form 10-Q	49

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
•Cloud and SaaS data management vendors with products that compete in some of our markets; and
•Vendors that provide cyber/ransomware detection and investigation, data security posture management, identity security posture management, Active Directory and Entra ID security and protection, insider threat detection, data classification, and other data security or data governance technologies.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	50

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
A large majority of the customer enterprise data we secure relies upon Rubrik-branded Appliances, which are currently built on servers supplied and designed by Super Micro Computer, Inc. ("Supermicro"). If we are unable to manage our relationship with Supermicro effectively, or if Supermicro suffers delays or disruptions for any reason, including due to recent reports of challenges at Supermicro, experiences increased manufacturing lead-times, capacity constraints, quality control problems in its manufacturing operations, potential delays or increased costs from international trade disputes, tariffs or other protectionist measures, or fails to meet our requirements for timely delivery, or if Supermicro no longer produces the servers for our Rubrik-branded Appliances, our indirect costs may increase and our end-customer’s ability to procure Rubrik-branded Appliances in a timely manner would be impaired. While customers would have the ability to purchase compatible third-party commodity servers from other OEMs, and we have the ability to qualify new commodity servers for Rubrik-branded Appliances, this may create increased costs or delays for our customers and impact their customer experience, which could negatively impact our sales and our business. See the section titled “Business—Manufacturing” in our Annual Report for additional information regarding our contractual relationship with Supermicro.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	51

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
Tariffs and other restrictive trade policies, such as those recently announced regarding hardware and technology infrastructure from China, have had and may continue to have an indirect impact on the total price customers pay for our products and may also impact production and supply of our Rubrik-branded Appliances and the commodity servers compatible with our data security solutions. These impacts could negatively affect customer experience, demand, and the attractiveness of our solutions relative to alternatives.
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
From time to time, there may be changes in our senior management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and certain other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our data security solutions. In addition, a significant portion of our software engineers are located in Palo Alto, California and Bangalore, India. These locations offer access to a deep pool of highly skilled professionals, which is crucial for the development and maintenance of our complex data security solutions. However, this concentration also exposes us to potential continuity risk if these specific locations are negatively impacted by unforeseen events, such as natural disasters, political unrest, or disruptions in critical infrastructure. In particular, the current conflict between India and Pakistan could disrupt our Bangalore-based operations, specifically our renewals and software engineering teams, which could negatively impact our business.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	52

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
•investments in new data security products, including protection of new enterprise, cloud, SaaS, unstructured data, and identity providers, new features, and functionality;
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
•our customers’ ability to procure Rubrik-branded Appliances or compatible commodity servers from Manufacturers;
•the number of qualified customers that elect to utilize their Subscription Credits before they expire;
•our ability to control costs, including hosting costs and our operating expenses;

Rubrik, Inc.	Q1 2026 Form 10-Q	53

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

Rubrik, Inc.	Q1 2026 Form 10-Q	54

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
In addition to our sales force, we rely on our Channel Partners, which include our managed service providers and distributors and resellers, to sell and support our data security solutions. A vast majority of sales of our data security solutions flow through our Channel Partners with the support of our sales force. Our three largest Channel Partners, Arrow Enterprise Computing Solutions, Exclusive Networks, and Ingram Micro Inc., and their respective affiliates collectively generated approximately 73% and 76% of our revenue for fiscal 2025 and fiscal 2024, respectively. Our agreements with our Channel Partners, including our agreements with our three largest Channel Partners, are non-exclusive, renew automatically in one-year term increments, and may be terminated by either party at any time. Further, our Channel Partners fulfill our sales on a purchase order basis and do not impose minimum purchase requirements or related terms on sales. Our Channel Partners enable us to extend our reach, in particular with smaller customers and in geographies where we have less sales presence. Additionally, we have entered, and intend to continue to enter, into technology alliance partnerships with third parties to support our future growth plans.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	55

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

Rubrik, Inc.	Q1 2026 Form 10-Q	56

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

Rubrik, Inc.	Q1 2026 Form 10-Q	57

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

Rubrik, Inc.	Q1 2026 Form 10-Q	58

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

Rubrik, Inc.	Q1 2026 Form 10-Q	59

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

Rubrik, Inc.	Q1 2026 Form 10-Q	60

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

Rubrik, Inc.	Q1 2026 Form 10-Q	61

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

Rubrik, Inc.	Q1 2026 Form 10-Q	62

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

Rubrik, Inc.	Q1 2026 Form 10-Q	63

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
We have limited experience with respect to determining the optimal prices for subscriptions to and renewals of our data security solutions and new subscription editions. As the market for cloud data security evolves, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers. In the past, we have been able to increase our prices for our data security solutions, but we may choose not to introduce or be unsuccessful in implementing future price increases. Furthermore, since we have limited experience pricing RSC editions and solutions, we may be unsuccessful in implementing future price increases and our future pricing power may erode due to changing market dynamics, increased competition, ability to sell to information security teams, or other factors. As a result of these and other factors, in the future we may be required to reduce our prices or be unable to increase our prices, or it may be necessary for us to increase our services or data security solutions without additional revenue to remain competitive, all of which could harm our financial condition and results of operations.
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
Our data security solutions are billed in U.S. dollars, and therefore, our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our data security solutions to our customers outside of the United States and negatively impact sales to foreign customers. Alternatively, if the U.S. dollar weakens, our operating expenses could rise, which could adversely affect our results of operations. In addition, an increasing portion of our operating expenses are incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. While we do not currently hedge against the risks associated with currency fluctuations, if our foreign currency risk increases in the future and we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	64

economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, including rising interest rates, bank failures, international trade relations, including tariffs and trade tensions, political turmoil, including the conflict in the Middle East and the ongoing conflict between Russia and Ukraine, potential U.S. federal government shutdowns, natural catastrophes, warfare, and terrorist attacks could cause a decrease in business investments by existing or potential customers, including spending on technology, and negatively affect the growth of our business. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, inflation rates in the United States have recently increased to levels not seen in decades. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties, or other third parties, such as bank failures or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including our customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Such economic volatility could adversely affect our business, financial condition, results of operations, and cash flows, and future market disruptions could negatively impact us. In particular, we have experienced and may continue to experience longer sales cycles and related negotiations for prospective customers and existing customer expansions, a reduction in multi-year upfront payments for our subscription offerings, reduced contract sizes or generally increased scrutiny on technology spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty. These customer dynamics may persist in the future, even if macroeconomic conditions improve, and to the extent there is a sustained general economic downturn, a recession, or another situation where technology budgets grow at a slower rate or contract, these customer dynamics may be exacerbated. In addition to the foregoing, we have operations in Israel, which have been affected and may continue to be affected by the ongoing conflict in Israel and the Middle East, and our growth, business, and results of operations could be further negatively impacted if the current conflict in Israel and the Middle East continues, worsens, or expands to other nations or regions. Similarly, we have a significant presence in Bangalore, India, which may be disrupted by the current conflict between India and Pakistan, potentially leading to development delays and operational interruptions to our software engineering and renewals teams. Our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, which may require us to respond in kind and may negatively impact our existing customer relationships and new customer acquisition strategy. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our data security solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	65

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

Rubrik, Inc.	Q1 2026 Form 10-Q	66

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

Rubrik, Inc.	Q1 2026 Form 10-Q	67

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

Rubrik, Inc.	Q1 2026 Form 10-Q	68

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

Rubrik, Inc.	Q1 2026 Form 10-Q	69

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
•greater difficulty collecting accounts receivable and longer payment cycles;
•potential changes in trade relations, regulations, or laws;
•unexpected changes in laws, including tax laws, or regulatory requirements;

Rubrik, Inc.	Q1 2026 Form 10-Q	70

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
•political instability, economic sanctions, terrorist activities, or international conflicts, including the conflict in Israel and Middle East and the ongoing conflict between Russia and Ukraine, which have in the past and may in the future impact the operations of our business or the businesses of our customers;
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

Rubrik, Inc.	Q1 2026 Form 10-Q	71

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

Rubrik, Inc.	Q1 2026 Form 10-Q	72

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
•restricting us from making strategic acquisitions;

Rubrik, Inc.	Q1 2026 Form 10-Q	73

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
Our Class B common stock has 20 votes per share, whereas our Class A common stock has one vote per share. As a result, as of April 30, 2025, holders of our Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 92% of the voting power of our outstanding capital stock, and our directors, executive officers, and affiliated stockholders beneficially own approximately 31% of our outstanding classes of common stock as a whole, but control approximately 74% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant

Rubrik, Inc.	Q1 2026 Form 10-Q	74

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

Rubrik, Inc.	Q1 2026 Form 10-Q	75

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
In addition, as of April 30, 2025, there were 9,372,600 shares of Class B common stock issuable upon the exercise of options and 14,609,420 restricted stock units ("RSUs"), to be settled in shares of our Class B common stock. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options, the vesting and settlement of outstanding RSUs, and other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised or RSUs are vested and settled, subject to compliance with applicable securities laws.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	76

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

Rubrik, Inc.	Q1 2026 Form 10-Q	77

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

Rubrik, Inc.	Q1 2026 Form 10-Q	78

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Rubrik, Inc.	Q1 2026 Form 10-Q	79

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Rubrik, Inc.	8-K	001-42028	3.1	4/29/2024
3.2	Amended and Restated Bylaws of Rubrik, Inc.	8-K	001-42028	3.2	4/29/2024
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Rubrik Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

Rubrik, Inc.	Q1 2026 Form 10-Q	80

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: June 6, 2025

Rubrik, Inc.
By:	/s/ Bipul Sinha
Name:	Bipul Sinha
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kiran Choudary
Name:	Kiran Choudary
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Rubrik, Inc.	Q1 2026 Form 10-Q	81