Form 10-Q
period 2025-07-31
Rubrik, Inc.
filed 2025-09-10
CIK 1943896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
or
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

As of August 31, 2025, Rubrik Inc. had 142,085,609 shares of Class A common stock outstanding, and 55,373,076 shares of Class B common stock outstanding.

Rubrik, Inc.
FORM 10-Q
For the Fiscal Quarter Ended July 31, 2025

Rubrik, Inc.	Q2 2026 Form 10-Q	2

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
•our ability to introduce new products on top of our platform; and
•our expectations regarding our convertible senior notes due June 2030, including the expected use of proceeds we received and our ability to meet the requirements of the notes.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	3

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
•Our use of generative and other artificial intelligence tools may pose risks to our business and operations, including our proprietary software and systems, and may subject us to legal liability.
•We expect our revenue mix and certain business factors to impact the amount of revenue recognized period-to-period, which could make period-to-period revenue comparisons not meaningful and make revenue difficult to predict.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Rubrik, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	July 31,	January 31,
	2025	2025
Assets
Current assets
Cash and cash equivalents	$322,702	$186,331
Short-term investments	1,200,309	518,813
Accounts receivable, net of allowances of $389 and $499	217,048	177,627
Deferred commissions	97,216	91,919
Prepaid expenses and other current assets	91,696	102,951
Total current assets	1,928,971	1,077,641
Property and equipment, net	58,335	53,194
Deferred commissions, noncurrent	125,416	132,465
Goodwill	194,531	100,343
Other assets, noncurrent	81,454	59,331
Total assets	$2,388,707	$1,422,974
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$13,983	$10,439
Accrued expenses and other current liabilities	148,834	162,602
Deferred revenue	897,676	777,135
Total current liabilities	1,060,493	950,176
Deferred revenue, noncurrent	687,757	642,370
Other liabilities, noncurrent	76,254	61,821
Convertible senior notes, net	1,128,547	—
Debt, noncurrent	—	322,341
Total liabilities	2,953,051	1,976,708
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.000025 par value – 20,000,000 shares authorized as of July 31, 2025 and January 31, 2025; zero shares issued and outstanding as of July 31, 2025 and January 31, 2025	—	—
Class A common stock, $0.000025 par value – 1,070,000,000 shares authorized as of July 31, 2025 and January 31, 2025; 141,767,371 and 101,981,023 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	4	3
Class B common stock, $0.000025 par value – 210,000,000 shares authorized as of July 31, 2025 and January 31, 2025; 55,622,085 and 87,785,767 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	1	2
Additional paid-in capital	2,473,597	2,291,829
Accumulated other comprehensive loss	(2,580)	(8,235)
Accumulated deficit	(3,035,366)	(2,837,333)
Total stockholders’ deficit	(564,344)	(553,734)
Total liabilities and stockholders’ deficit	$2,388,707	$1,422,974
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q2 2026 Form 10-Q	5

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue
Subscription	$296,957	$191,315	$562,618	$363,510
Maintenance	1,960	5,018	4,290	10,685
Other	10,943	8,618	21,433	18,071
Total revenue	309,860	204,951	588,341	392,266

Cost of revenue
Subscription	56,024	45,795	107,936	119,520
Maintenance	387	1,040	796	4,649
Other	7,148	8,333	15,310	26,978
Total cost of revenue	63,559	55,168	124,042	151,147

Gross profit	246,301	149,783	464,299	241,119
Operating expenses
Research and development	92,107	86,228	173,922	371,607
Sales and marketing	181,985	167,927	351,978	547,256
General and administrative	66,672	63,921	125,953	215,386
Total operating expenses	340,764	318,076	651,853	1,134,249

Loss from operations	(94,463)	(168,293)	(187,554)	(893,130)
Interest income	12,193	7,278	19,889	10,220
Interest expense	(5,241)	(10,245)	(15,054)	(20,869)
Loss on debt extinguishment	(6,653)	—	(6,653)	—
Other income (expense), net	72	(1,450)	(5,550)	(2,073)
Loss before income taxes	(94,092)	(172,710)	(194,922)	(905,852)
Income tax expense	1,837	4,220	3,111	3,169
Net loss	$(95,929)	$(176,930)	$(198,033)	$(909,021)
Net loss per share, basic and diluted	$(0.49)	$(0.98)	$(1.02)	$(7.42)
Weighted-average shares used in computing net loss per share, basic and diluted	194,890	179,851	193,284	122,460
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q2 2026 Form 10-Q	6

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net loss	$(95,929)	$(176,930)	$(198,033)	$(909,021)
Foreign currency translation adjustment, net of tax	(1,807)	886	6,944	397
Unrealized gain (loss) on available-for-sale securities, net of tax	(1,330)	380	(1,289)	204
Total other comprehensive income (loss), net of tax	(3,137)	1,266	5,655	601
Comprehensive income (loss)	$(99,066)	$(175,664)	$(192,378)	$(908,420)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q2 2026 Form 10-Q	7

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)
(unaudited)

	Three Months Ended July 31, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances as of April 30, 2025	193,382,348	$5	$2,382,345	$557	$(2,939,437)	$(556,530)
Issuance of common stock upon exercise of stock options	240,348	—	1,233	—	—	1,233
Issuance of common stock upon settlement of restricted stock units	2,304,545	—	—	—	—	—
Issuance of common stock for business combination, net of settlement for tax withholding	1,462,215	—	88,233	—	—	88,233
Purchase of capped calls related to convertible senior notes	—	—	(88,550)	—	—	(88,550)
Stock-based compensation	—	—	90,336	—	—	90,336
Other comprehensive income (loss)	—	—	—	(3,137)	—	(3,137)
Net loss	—	—	—	—	(95,929)	(95,929)
Balances as of July 31, 2025	197,389,456	$5	$2,473,597	$(2,580)	$(3,035,366)	$(564,344)

	Three Months Ended July 31, 2024
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount
Balances as of April 30, 2024	—	$—	176,589,546	$4	$1,902,906	$(2,904)	$(2,414,604)	$(514,598)
Issuance of common stock upon underwriters' exercise of over-allotment option, net of underwriting discounts and commissions, and offering costs	—	—	3,472,252	—	105,124	—	—	105,124
Issuance of common stock upon exercise of stock options	—	—	38,863	—	100	—	—	100
Issuance of common stock upon settlement of restricted stock awards and restricted stock units	—	—	1,322,157	—	(20,994)	—	—	(20,994)
Stock-based compensation	—	—	—	—	106,738	—	—	106,738
Other comprehensive income (loss)	—	—	—	—	—	1,266	—	1,266
Net loss	—	—	—	—	—	—	(176,930)	(176,930)
Balances as of July 31, 2024	—	$—	181,422,818	$4	$2,093,874	$(1,638)	$(2,591,534)	$(499,294)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q2 2026 Form 10-Q	8

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 31, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances as of January 31, 2025	189,766,790	$5	$2,291,829	$(8,235)	$(2,837,333)	$(553,734)
Issuance of common stock upon exercise of stock options	437,882	—	3,108	—	—	3,108
Issuance of common stock upon settlement of restricted stock units	5,227,643	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	494,926	—	13,492	—	—	13,492
Issuance of common stock for business combination, net of settlement for tax withholding	1,462,215	—	88,233	—	—	88,233
Purchase of capped calls related to convertible senior notes	—	—	(88,550)	—	—	(88,550)
Stock-based compensation	—	—	165,485	—	—	165,485
Other comprehensive income (loss)	—	—	—	5,655	—	5,655
Net loss	—	—	—	—	(198,033)	(198,033)
Balances as of July 31, 2025	197,389,456	$5	$2,473,597	$(2,580)	$(3,035,366)	$(564,344)

Rubrik, Inc.	Q2 2026 Form 10-Q	9

	Six Months Ended July 31, 2024
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount
Balances as of January 31, 2024	74,182,559	$714,713	61,262,729	$1	$265,494	$(2,239)	$(1,682,513)	$(1,419,257)
Conversion of redeemable convertible preferred stock and founder stock to common stock upon initial public offering	(74,182,559)	(714,713)	74,182,559	2	714,711	—	—	714,713
Issuance of common stock upon initial public offering and underwriters' exercise of over-allotment option, net of underwriting discounts and commissions, and offering costs	—	—	26,972,252	1	805,134	—	—	805,135
Issuance of common stock upon exercise of stock options	—	—	680,400	—	3,718	—	—	3,718
Issuance of common stock upon settlement of restricted stock awards and restricted stock units	—	—	18,324,878	—	(432,512)	—	—	(432,512)
Stock-based compensation	—	—	—	—	737,329	—	—	737,329
Other comprehensive income (loss)	—	—	—	—	—	601	—	601
Net loss	—	—	—	—	—	—	(909,021)	(909,021)
Balances as of July 31, 2024	—	$—	181,422,818	$4	$2,093,874	$(1,638)	$(2,591,534)	$(499,294)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q2 2026 Form 10-Q	10

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(198,033)	$(909,021)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,494	14,144
Stock-based compensation	161,997	735,348
Amortization of deferred commissions	50,945	42,433
Non-cash interest	—	19,155
Loss on debt extinguishment	6,653	—
Deferred income taxes	725	1,409
Other	(1,273)	(1,492)
Changes in operating assets and liabilities:
Accounts receivable	(40,061)	(4,829)
Deferred commissions	(49,193)	(70,159)
Prepaid expenses and other assets	(4,692)	(3,347)
Accounts payable	2,871	4,873
Accrued expenses and other liabilities	(7,982)	17,748
Deferred revenue	165,928	95,274
Net cash provided by (used in) operating activities	104,379	(58,464)
Cash flows from investing activities:
Purchases of property and equipment	(6,348)	(6,227)
Capitalized internal-use software	(7,148)	(4,444)
Purchases of investments	(997,981)	(449,323)
Sale of investments	—	27,978
Maturities of investments	319,918	116,555
Payments for business combinations, net of cash acquired	(10,153)	—
Net cash used in investing activities	(701,712)	(315,461)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	815,209
Taxes paid related to net share settlement of equity awards	—	(430,300)
Proceeds from exercise of stock options	3,108	3,718
Proceeds from issuance of common stock under employee stock purchase plan	13,492	—
Payments for deferred offering costs, net	—	(3,545)
Proceeds from issuance of convertible senior notes, net of discount	1,129,875	—
Repayment of debt and related costs	(329,646)	—
Payments for debt discount costs	—	(475)
Payments for debt issuance costs	(1,181)	(233)
Purchase of capped calls related to convertible senior notes	(88,550)	—
Net cash provided by financing activities	727,098	384,374
Effect of exchange rate on cash, cash equivalents, and restricted cash	6,944	397
Net increase in cash, cash equivalents, and restricted cash	136,709	10,846
Cash, cash equivalents, and restricted cash, beginning of period	193,594	137,059
Cash, cash equivalents, and restricted cash, end of period	$330,303	$147,905
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$4,082	$4,706
Cash paid for interest	11,807	247
Non-cash investing and financing activities:
Transfers of inventory to property and equipment	$—	$66
Property and equipment received, included in payables and accrued but not paid	$1,015	$274
Stock-based compensation capitalized in internal-use software	$3,413	$1,863
Debt issuance costs accrued but not paid, included in accounts payable	$722	$—
Fair value of common stock issued as consideration for business combination	$93,849	$—
Cash consideration for business combination accrued not paid, included in accrued expenses and other current liabilities	$645	$—
Unpaid taxes related to business combination, including net share settlement, included in accrued expenses and other current liabilities	$918	$—
Acquisition holdback accrued not paid in accrued expenses and other current liabilities	$12	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q2 2026 Form 10-Q	11

Rubrik, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 – Description of Business
Rubrik, Inc. (“Rubrik” or the “Company”) is a Security and artificial intelligence ("AI") company that operates at the intersection of data protection, cyber resilience and enterprise AI acceleration. Rubrik's primary offering is the Rubrik Security Cloud platform, which is designed to deliver robust cyber resilience and recovery, including identity resilience to ensure continuous business operation, all on top of secure metadata and data lake. The Company was incorporated in December 2013 as ScaleData, Inc., a Delaware corporation, and changed its name to Rubrik, Inc. in October 2014. The Company is headquartered in Palo Alto, California.
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
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the estimation of standalone selling prices for performance obligations, the estimation of material rights, the application of a portfolio approach for capitalization of deferred commissions, the determination of the period of benefit for deferred commissions, the determination of fair value of the Company’s common stock prior to its initial public offering ("IPO") in April 2024, the valuation of stock-based awards, the valuation and assessment of recoverability of intangible assets and their estimated useful lives, the assessment of goodwill impairment, the incremental borrowing rate used to value operating lease liabilities, the valuation of deferred income tax assets and uncertain tax positions, and contingencies. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. Actual results could differ materially from these estimates.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies disclosed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report, except as noted below.
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
The Company determines revenue recognition through the following steps:

Rubrik, Inc.	Q2 2026 Form 10-Q	12

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

Rubrik, Inc.	Q2 2026 Form 10-Q	13

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
Timing of revenue recognition (in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Subscription revenue
Products and services transferred over time	$273,429	$176,161	$517,420	$334,181
Products and services transferred at a point in time	23,528	15,154	45,198	29,329
Maintenance revenue
Products and services transferred over time	1,960	5,018	4,290	10,685
Other revenue
Products and services transferred over time	9,229	7,095	17,973	14,495
Products and services transferred at a point in time	1,714	1,523	3,460	3,576
Total revenue	$309,860	$204,951	$588,341	$392,266
Contract assets
The Company invoices its customers in accordance with contractual billing terms established in each contract. As the Company performs under customer contracts, its right to consideration that is unconditional is classified as accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenue the Company has recognized in excess of the amount it has billed to the customer is classified as a contract asset. Contract assets are included in prepaid expenses and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. There were $9.4 million and $8.5 million of contract assets as of July 31, 2025 and January 31, 2025,

Rubrik, Inc.	Q2 2026 Form 10-Q	14

respectively. The current and noncurrent contract assets balances as of July 31, 2025 were $3.6 million and $5.8 million, respectively, and as of January 31, 2025 were $4.5 million and $4.0 million, respectively.
Deferred revenue
Deferred revenue, which are contract liabilities, are amounts received or due from customers in advance of the Company’s performance. The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year of the unaudited condensed consolidated balance sheet date. The Company invoices customers upfront for the majority of contracts, and the increase in the Company’s deferred revenue corresponds to an increase in revenue contracts that include SaaS and support in which the Company satisfies its performance obligations typically over the contractual service period. During the three and six months ended July 31, 2025, the Company recognized revenue of approximately $269.0 million and $463.3 million, respectively, pertaining to amounts deferred as of April 30, 2025 and January 31, 2025, respectively.
Transaction price allocated to the remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue for contracts that have been invoiced and will be recognized as revenue in future periods.
As of July 31, 2025, total remaining non-cancellable performance obligations under the Company’s contracts with customers was approximately $2,022.6 million. The Company expects to recognize approximately 52% of this amount as revenue over the next 12 months, with the remaining balance to be recognized as revenue thereafter.
Concentration of Risk
Credit risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are primarily held in three financial institutions and, at times, may exceed federally insured limits. The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. The Company has not experienced any material credit losses as of July 31, 2025.
Concentration of revenue and accounts receivable
The following customers individually accounted for 10% or more of total revenue or 10% or more of accounts receivable, net:

	Revenue				Accounts Receivable, Net
	Three Months Ended July 31,		Six Months Ended July 31,		July 31,	January 31,
	2025	2024	2025	2024	2025	2025
Partner A	28%	30%	28%	30%	33%	33%
Partner B	32%	34%	32%	35%	25%	20%
Partner C	*	11%	*	10%	10%	14%
Partner D	*	*	*	*	*	*
Partner E	*	*	*	*	10%	*
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
Convertible Senior Notes
In June 2025, the Company issued $1.15 billion aggregate principal amount of 0.00% convertible senior notes due June 2030 (the “Convertible Notes”), which are recorded at their carrying value on the unaudited condensed consolidated balance sheets. The Convertible Notes will be classified as long-term liabilities until they are scheduled to mature within one year of the balance sheet date or become repayable within one year of the balance sheet date. Debt discount and issuance costs in connection with the issuance of

Rubrik, Inc.	Q2 2026 Form 10-Q	15

the Convertible Notes are recorded as a reduction to the Convertibles Notes and are amortized as interest expense using the effective interest rate method over the contractual term of the Convertible Notes. The amortized debt discount and issuance costs are included within interest expense on the unaudited condensed consolidated statements of operations. The Company evaluates conversion features to determine if they are required to be accounted for separately as embedded derivatives.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods and should be applied prospectively, with early adoption permitted. The Company is assessing the impact of adopting this standard.
Note 3 – Revenue by Geography
The geographic regions are the Americas, EMEA (Europe, the Middle East, and Africa) and APAC (Asia Pacific). The following table sets forth revenue by geographic area based on ship to address (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Americas	$225,290	$146,912	$428,055	$281,435
EMEA	73,037	50,633	137,797	96,090
APAC	11,533	7,406	22,489	14,741
Total revenue	$309,860	$204,951	$588,341	$392,266
For the three months ended July 31, 2025 and 2024, United States accounted for $216.6 million and $141.3 million, respectively, or 70% and 69%, respectively, of consolidated total revenue. For the six months ended July 31, 2025 and 2024, United States accounted for $411.9 million and $270.5 million, respectively, or 70% and 69%, respectively, of consolidated total revenue.
Note 4 – Business Combinations
In July 2025, the Company acquired all outstanding stock of Predibase, Inc. (“Predibase”), a developer platform specializing in the operationalization of open-source AI models. The acquisition of Predibase is expected to allow the Company to accelerate agentic AI adoption from pilot to production at scale.
The Company accounted for this transaction as a business combination. The acquisition date fair value of the purchase consideration was $109.1 million, consisting of $14.5 million in cash consideration and $94.6 million issued in shares of the Company's Class A common stock valued at $88.11 per share based on the closing stock price of the Company's Class A common stock on July 18, 2025. The Company also issued 0.5 million shares of restricted stock to certain Predibase employees, including the two founders, with an aggregate fair value of $40.4 million determined based on the closing stock price of the Company's Class A common stock on July 18, 2025. These amounts are subject to vesting and continued employment. The fair value of the restricted stock will be recognized as stock-based compensation expense over the requisite service period of three years.
The Company recorded $11.0 million as an acquired developed technology intangible asset with an estimated useful life of 2 years and $92.9 million of goodwill which is primarily attributed to assembled workforce and expected synergies arising from enhanced efficiency in the integration of Predibase’s technology with the Company’s technology. The goodwill is not deductible for tax purposes. The remaining assets acquired and liabilities assumed on the acquisition date were not material.

Rubrik, Inc.	Q2 2026 Form 10-Q	16

Pro forma results of operations for the business combination have not been presented, as they were not material to the Company's unaudited condensed consolidated statements of operations. Acquisition-related costs for the business combination were expensed as incurred within general and administrative expense in the unaudited condensed consolidated statements of operations and were not material.
During the three months ended April 30, 2025, the Company completed an immaterial acquisition for aggregate purchase consideration of $2.0 million and accounted for it as business combination from the date of acquisition. $0.7 million of the purchase consideration was allocated to intangible assets and the remaining $1.3 million to goodwill.
The Company recognized $1.2 million and $0.9 million amortization expense in acquired intangible assets for the three months ended July 31, 2025 and 2024, respectively, and $2.2 million and $1.8 million for the six months ended July 31, 2025 and 2024, respectively. The carrying amount of intangible assets was $15.2 million and $5.7 million as of July 31, 2025 and January 31, 2025, respectively, and are presented within other assets, noncurrent on the unaudited condensed consolidated balance sheets.
Note 5 – Fair Value of Financial Instruments
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
•Level 3 – Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. These inputs will be based on the Company’s own assumptions and will require significant management judgment or estimation.
The Company did not have any level 3 investments as of July 31, 2025 and January 31, 2025. The following table summarizes the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value by significant investment category reported as cash and cash equivalents or short-term investments (in thousands):

					Reported as
July 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$72,680	$—	$—	$72,680	$72,680	$—
Level 1:
Money market funds	174,327	—	—	174,327	174,327	—
U.S. Treasuries	544,143	41	(361)	543,823	59,797	484,026
Subtotal	718,470	41	(361)	718,150	234,124	484,026
Level 2:
Certificate of deposit	7,631	12	—	7,643	—	7,643
Commercial paper	33,280	—	(61)	33,219	—	33,219
Corporate bonds	685,970	108	(640)	685,438	15,898	669,540
U.S. government agencies	5,890	—	(9)	5,881	—	5,881
Subtotal	732,771	120	(710)	732,181	15,898	716,283
Total	$1,523,921	$161	$(1,071)	$1,523,011	$322,702	$1,200,309

Rubrik, Inc.	Q2 2026 Form 10-Q	17

					Reported as
January 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$75,541	$—	$—	$75,541	$75,541	$—
Level 1:
Money market funds	96,423	—	—	96,423	96,423	—
U.S. Treasuries	259,327	345	(76)	259,596	—	259,596
Subtotal	355,750	345	(76)	356,019	96,423	259,596
Level 2:
Commercial paper	88,732	8	(3)	88,737	14,367	74,370
Corporate bonds	184,742	195	(90)	184,847	—	184,847
Subtotal	273,474	203	(93)	273,584	14,367	259,217
Total	$704,765	$548	$(169)	$705,144	$186,331	$518,813

The following table summarizes the estimated fair value of the Company’s investments by their remaining contractual maturity dates (in thousands):

July 31, 2025
Due within one year	$686,987
Due between one to two years	513,322
Total	$1,200,309
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis, and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for its short-term investments there were no material credit or non-credit related impairments as of July 31, 2025 and January 31, 2025.
Convertible Notes
As of July 31, 2025, the total estimated fair value of the Convertible Notes was $1,237.9 million. The fair value was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 8 Debt.
Note 6 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31,	January 31,
	2025	2025
Prepaid expenses	$69,272	$77,857
Inventory, net	5,005	4,183
Contract assets, current	3,610	4,537
Other current assets	13,809	16,374
Total prepaid expenses and other current assets	$91,696	$102,951

Rubrik, Inc.	Q2 2026 Form 10-Q	18

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31,	January 31,
	2025	2025
Equipment	$76,911	$75,589
Capitalized internal-use software	46,693	36,132
Leasehold improvements	15,904	12,739
Furniture and fixtures	4,859	4,687
Total property and equipment, gross	144,367	129,147
Less: accumulated depreciation and amortization	(86,032)	(75,953)
Total property and equipment, net	$58,335	$53,194
Depreciation expense related to the Company’s property and equipment, which did not include amortization expense related to capitalized internal-use software, was $4.4 million and $4.3 million for the three months ended July 31, 2025 and 2024, respectively, and $8.8 million and $8.8 million for the six months ended July 31, 2025 and 2024, respectively.
Amortization expense relating to capitalized internal-use software was $2.8 million and $1.7 million for the three months ended July 31, 2025 and 2024, respectively, and $5.5 million and $3.5 million for the six months ended July 31, 2025 and 2024, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31,	January 31,
	2025	2025
Accrued expenses	$31,777	$30,983
Accrued bonuses	27,938	49,104
Accrued sales commissions	17,118	27,627
Accrued payroll-related expenses, taxes, and benefits	56,230	38,533
Operating lease liabilities	12,423	10,087
Other	3,348	6,268
Total accrued expenses and other current liabilities	$148,834	$162,602

Rubrik, Inc.	Q2 2026 Form 10-Q	19

Note 7 – Leases
The Company has operating leases for its offices and data centers. Balance sheet information related to operating leases was as follows (in thousands):

	July 31,	January 31,
Reported as:	2025	2025
Other assets, noncurrent (operating lease ROU assets)	$36,206	$25,906

Accrued expenses and other current liabilities (operating lease liabilities, current)	12,423	10,087
Other liabilities, noncurrent (operating lease liabilities, noncurrent)	26,857	18,382
Total operating lease liabilities	$39,280	$28,469
The Company had operating lease costs of $3.9 million and $3.0 million for the three months ended July 31, 2025 and 2024, respectively, and $7.3 million and $5.9 million for the six months ended July 31, 2025 and 2024, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

	Six Months Ended July 31,
	2025	2024
Cash paid for amounts included in measurement of operating lease liabilities	$6,470	$6,103
ROU assets obtained in exchange of lease liabilities for new operating leases	$16,440	$2,335
Supplemental information related to the remaining lease term and discount rate were as follows:

	July 31,	January 31,
	2025	2025
Weighted-average remaining lease term	3.3 years	3.0 years
Weighted-average discount rate	6.0%	5.5%
The following table summarizes the maturity of the Company’s operating lease liabilities as of July 31, 2025 (in thousands):

Fiscal year	Operating Leases
Remainder of 2026	$7,349
2027	13,813
2028	12,155
2029	5,074
2030	3,924
Thereafter	1,461
Total operating lease payments	43,776
Less: imputed interest	(4,496)
Total operating lease liabilities	$39,280
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

Rubrik, Inc.	Q2 2026 Form 10-Q	20

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
Under the Amended Delayed Draw Term Loan, the Company borrowed zero and $19.2 million during the six months ended July 31, 2025 and 2024, respectively.
In June 2025, the Company repaid in full the outstanding balance of $327.9 million under the Amended Credit Facility, which consisted of $289.5 million under the Amended Term Loan and $38.4 million under the Amended Delayed Draw Term Loan, and terminated the Amended Credit Agreement. In conjunction with the repayment, the Company incurred a loss on early extinguishment of debt of $6.7 million related to the write-off of unamortized debt discount and issuance costs and prepayment premium, which was recorded as a loss on debt extinguishment in the unaudited condensed consolidated statements of operations for the three and six months ended July 31, 2025.

Rubrik, Inc.	Q2 2026 Form 10-Q	21

Convertible Notes
In June 2025, the Company completed a private offering to qualified institutional buyers of $1.15 billion aggregate principal amount of 0.00% convertible senior notes due 2030, including the exercise in full of the initial purchasers’ option to purchase up to an additional $150.0 million principal amount of the Convertible Notes. The Company’s net proceeds from the Convertible Notes were approximately $1.13 billion, after deducting the initial purchasers’ discounts and debt issuance costs. The Convertible Notes were issued pursuant to an indenture, dated June 13, 2025 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee. The Convertible Notes are general unsecured obligations of the Company and will mature on June 15, 2030, unless earlier converted, redeemed or repurchased. The Convertible Notes do not bear regular interest, and the principal amount of the Convertible Notes will not accrete. Special interest, if any, is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2025 (if and to the extent that special interest is then payable on the Convertible Notes).
The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2030, only upon satisfaction of certain conditions as described in the Indenture. On or after March 15, 2030, the Convertible Notes are convertible at any time at the election of holders until the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate for the Convertible Notes will initially be 8.0155 shares of Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $124.76 per share of the Company’s Class A common stock. The conversion rate for the Convertible Notes is subject to adjustment under certain circumstances, such as upon the occurrence of a make-whole fundamental change as defined in the Indenture, where the maximum conversion rate will not exceed 11.4220 shares of Class A common stock per $1,000 principal amount of the Convertible Notes, subject to adjustment in the same manner as the conversion rate. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.
The Company may redeem for cash all or any portion of the Convertible Notes (subject to the partial redemption limitation set forth in the Indenture), at its option, on or after June 20, 2028, if the last reported sale price of the Class A common stock has been at least 130% of the conversion price for the Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
If the Company undergoes a fundamental change (as defined in the Indenture), then, subject to certain conditions and except as set forth in the Indenture, holders may require the Company to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.
The net carrying amount of the Convertible Notes was as follows (in thousands):

July 31, 2025
Principal	$1,150,000
Unamortized debt discount and issuance costs	(21,453)
Net carrying amount	$1,128,547
For each of the three and six months ended July 31, 2025, amortization of debt discount and issuance costs was $0.6 million. The debt discount and issuance costs are being amortized into interest expense on the unaudited condensed consolidated statements of operations over the term of the Convertible Notes at an effective interest rate of 0.19%.
Capped Calls
In connection with the pricing of the Convertible Notes and the exercise in full by the initial purchasers of their option to purchase additional Convertible Notes, the Company entered into capped call transactions (the "Capped Calls") with certain affiliates of certain initial purchasers of the Convertible Notes and other financial institutions. The Capped Calls each have an initial strike price of approximately $124.76 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Calls associated with the Convertible Notes cover, subject to anti-dilution adjustments, approximately 9.2 million shares of the Company’s Class A common stock. The Capped Calls are generally expected to reduce the potential dilution to the Company’s Class A common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or

Rubrik, Inc.	Q2 2026 Form 10-Q	22

offset subject to a cap based on the cap price initially equal to $175.10 per share, subject to certain adjustments. For accounting purposes, the Capped Calls are separate transactions and not part of the terms of the Convertible Notes, and are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $88.6 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured as long as they continue to meet the condition for equity classification.
The Convertible Notes and the Capped Calls have been integrated for tax purposes. The impact of this tax treatment results in the Capped Calls being deductible with the cost of the Capped Calls qualifying as original issue discount for tax purposes over the term of the Convertible Notes.
As of July 31, 2025, the Company was in compliance with all of its debt covenants.
Note 9 – Commitments and Contingencies
Purchase Commitments
In June 2025, the Company amended an existing hosting service contract with a third party. The amendment extended the original contract term by approximately two years to April 2029, and increased the minimum spending amount by $375.0 million from the original spending commitment of $220.0 million. As of July 31, 2025, the Company had $428.3 million remaining on this commitment.
In addition to the commitments described above, as of July 31, 2025, the Company had other remaining purchase commitments of approximately $205.7 million primarily for hosting costs and software and subscription services.
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
Common Stock
The Company has two classes of common stock – Class A common stock and Class B common stock. In connection with the IPO, the Company’s amended and restated certificate of incorporation authorized the issuance of 1,070,000,000 shares of Class A common stock and 210,000,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to 20 votes. Class A and Class B common stock have a par value of $0.000025 per share, and are referred to collectively as common stock throughout the notes to the unaudited condensed consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	23

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
The Company has reserved shares of its common stock for future issuance as follows (in thousands):

	July 31,	January 31,
	2025	2025
2014 Stock Option and Grant Plan:
Outstanding stock options	9,129	9,570
Outstanding restricted stock units	12,530	18,039
2024 Equity Incentive Plan:
Outstanding restricted stock units	9,901	4,217
Shares available for future issuance under the 2024 Plan	61,681	57,591
2024 Employee Stock Purchase Plan	5,603	4,201
Total shares of common stock reserved	98,844	93,618
Stock Options
Options issued under the Company’s 2014 Plan and 2024 Plan generally are exercisable for periods not to exceed ten years.

Rubrik, Inc.	Q2 2026 Form 10-Q	24

A summary of the stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2025	9,570,134	$27.80	8.2	$435,133
Granted	—	—
Exercised	(437,882)	7.10		29,529
Cancelled	(3,647)	11.73
Outstanding as of July 31, 2025	9,128,605	$28.80	8.0	$603,841
Vested and exercisable as of July 31, 2025	3,454,279	$23.57	6.8	$246,554
The intrinsic value of the options exercised represents the difference between the estimated fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.
There were no options with only a service-based vesting condition granted during the six months ended July 31, 2025 and 2024. In June 2022, the Company’s board of directors approved the grant of a stock option under the 2014 Plan to the Company's CEO, Mr. Sinha, to purchase up to 8,000,000 of Class B common stock, contingent and effective upon a listing event, which includes the Company's IPO (the “CEO Performance Award” or "the Award"). The CEO Performance Award was granted upon the Company's IPO in April 2024 and vests upon the satisfaction of a service condition and achievement of certain stock price targets.
As of July 31, 2025, there was approximately $57.6 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Units
The Company grants service-based condition RSUs, service- and performance-based conditions RSUs, and service-, market-, and performance-based conditions RSUs. RSUs issued under the 2014 Plan and 2024 Plan typically have an expiry period of seven years from the grant date.
A summary of the RSU activity and related information is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of January 31, 2025	22,215,749	$31.30
Granted	6,801,117	61.91
Vested	(5,246,077)	27.57
Forfeited	(1,398,941)	33.34
Unvested as of July 31, 2025	22,371,848	41.35
Vested and not yet released	59,059	35.77
Outstanding as of July 31, 2025	22,430,907	$41.34
For the six months ended July 31, 2025 and 2024, the total grant date fair value of vested RSUs was $144.6 million and $446.0 million, respectively.
As of July 31, 2025, there was approximately $684.3 million of unrecognized stock-based compensation expense relating to RSUs, which is expected to be recognized over a weighted-average period of 1.8 years.
Restricted stock
The Company issued 0.5 million shares of restricted stock in connection with the Predibase acquisition to certain Predibase employees with an aggregate fair value of $40.4 million determined based on the closing price of $88.11 per share of the Company's Class A common stock on July 18, 2025. These amounts are subject to vesting and continued employment, and will be recognized as stock-based compensation expense over the requisite service period of three years.
As of July 31, 2025, there was approximately $39.9 million of unrecognized stock-based compensation expense relating to the restricted stock.

Rubrik, Inc.	Q2 2026 Form 10-Q	25

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
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

Three and Six Months Ended July 31,
	2025	2024
Expected term (in years)	0.5 - 2.0	0.4 - 1.9
Expected volatility	59.0% - 64.7%	56.6% - 71.7%
Risk-free interest rate	3.9% - 4.3%	4.8% - 5.4%
Dividend yield	—	—
As of July 31, 2025, there was approximately $7.7 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.8 years.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Cost of revenue
Subscription	$4,143	$5,481	$8,111	$40,674
Maintenance	77	284	158	2,743
Other	631	1,281	1,407	12,528
Research and development	24,734	28,325	44,546	252,474
Sales and marketing	29,638	34,255	53,782	274,143
General and administrative	29,234	35,392	53,993	152,786
Total stock-based compensation expense	$88,457	$105,018	$161,997	$735,348
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

Rubrik, Inc.	Q2 2026 Form 10-Q	26

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,
	2025		2024
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(64,474)	$(31,455)	$(55,630)	$(121,300)
Denominator:
Weighted-average common stock shares used in computing net loss per share, basic and diluted	130,985	63,905	56,548	123,303
Net loss per common stock share, basic and diluted	$(0.49)	$(0.49)	$(0.98)	$(0.98)

	Six Months Ended July 31,
	2025		2024
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(124,810)	$(73,223)	$(218,941)	$(690,080)
Denominator:
Weighted-average common stock shares used in computing net loss per share, basic and diluted	121,817	71,467	29,495	92,965
Net loss per common stock share, basic and diluted	$(1.02)	$(1.02)	$(7.42)	$(7.42)
The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three and Six Months Ended July 31,
	2025	2024
Issued and outstanding common stock options	9,129	10,486
Unvested RSUs issued and outstanding	22,372	26,081
Convertible notes	9,218	—
Restricted stock issued for business combination	402	—
Total	41,121	36,567
The Company entered into the Capped Calls in connection with the issuance of the Convertible Notes. The effect of the Capped Calls was excluded from the calculation of diluted net loss per share attributable to the Company’s Class A common stockholders as the effect of the Capped Calls would have been anti-dilutive. The Capped Calls are generally expected to reduce the potential dilution to the Company’s Class A common stock upon any conversion of the relevant series of the Convertible Notes. See Note 8 Debt.
Note 12 – Income Taxes
The Company recorded an income tax expense of $1.8 million and $4.2 million for the three months ended July 31, 2025 and 2024, respectively, and $3.1 million and $3.2 million for the six months ended July 31, 2025 and 2024, respectively.
For the three months ended July 31, 2025, the income tax provision consisted of taxes on the income of the Company's foreign subsidiaries, foreign withholding taxes, and U.S. state taxes, partially offset by excess benefits from stock-based compensation deductions in the UK. For the three months ended July 31, 2024, the income tax provision consisted of taxes on the income of the Company's foreign subsidiaries, foreign withholding taxes, and U.S. state taxes.
For the six months ended July 31, 2025, the income tax provision consisted of taxes on the income of the Company's foreign subsidiaries, foreign withholding taxes, and U.S. state taxes, partially offset by excess benefits from stock-based compensation deductions in the UK. For the six months ended July 31, 2024, the income tax provision consisted of taxes on the income of the Company’s foreign subsidiaries, foreign withholding taxes, and U.S. state taxes, partially offset by a U.S. federal & state tax benefit as a result of several of the Company's foreign subsidiaries making an election to be treated as U.S. branches for federal income tax purposes effective in fiscal year ended January 31, 2024.
As of July 31, 2025, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Rubrik, Inc.	Q2 2026 Form 10-Q	27

On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act ("OBBBA"). Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses as well as other changes to the U.S. taxation of profits derived from foreign operations. The provisions in the legislation are generally effective beginning in fiscal 2026. The Company does not expect OBBBA to have a material impact on its unaudited consolidated financial statements in fiscal 2026.
Note 13 – Segment Reporting
The Company has one reportable segment which is software and services. The software and services segment provides unified data security solutions to customers primarily under SaaS arrangements. The Company manages the business activities on a consolidated basis. The technology used in the customer arrangements is primarily based on a single software platform that is deployed to and implemented by customers in a similar manner. The types of software and services from which the Company generates revenue are described under the “Revenue Recognition” policy within the “Note 2, Basis of Presentation and Summary of Significant Accounting Policies”.
The Company’s chief operating decision maker is its chief executive officer. The chief operating decision maker assesses performance for the software and services segment and decides how to allocate resources based on net loss that is also reported on the unaudited condensed consolidated statements of operations as consolidated net loss. The chief operating decision maker does not use any segment assets measure to assess performance and decide how to allocate resources.
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
The Company does not have intra-entity sales or transfers.
The following table presents the segment information (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Total revenue	$309,860	$204,951	$588,341	$392,266
Less:
Adjusted subscription cost of revenue (1)	50,249	39,376	96,884	76,990
Remaining cost of revenue	4,186	5,805	9,310	12,316
Remaining research and development expenses	65,318	55,849	125,201	114,903
Remaining sales and marketing expenses	150,878	132,168	295,282	270,090
Remaining general and administrative expenses	36,112	27,376	69,320	60,240
Stock-based compensation expense (2)	88,457	105,018	161,997	735,348
Depreciation and amortization	7,900	6,729	15,718	13,683
Amortization of acquired intangibles	1,223	923	2,183	1,826
Interest expense	5,241	10,245	15,054	20,869
Income tax expense (benefit)	1,837	4,220	3,111	3,169
Other items (3)	6,581	1,450	12,203	2,073
Plus:
Interest income	12,193	7,278	19,889	10,220
Segment net loss	(95,929)	(176,930)	(198,033)	(909,021)

Consolidated net loss	$(95,929)	$(176,930)	$(198,033)	$(909,021)

Rubrik, Inc.	Q2 2026 Form 10-Q	28

(1) Adjusted subscription cost of revenue is subscription cost of revenue adjusted for stock-based compensation expense, amortization of acquired intangibles, and stock-based compensation from amortization of capitalized internal-use software as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Subscription cost of revenue	$56,024	$45,795	$107,936	$119,520
Less:
Stock-based compensation expense	4,143	5,481	8,111	40,674
Stock-based compensation from amortization of capitalized internal-use software	409	15	758	30
Amortization of acquired intangibles	1,223	923	2,183	1,826
Adjusted subscription cost of revenue	$50,249	$39,376	$96,884	$76,990
(2) See Note 10 for stock-based compensation expense by captions.
(3) Other items include foreign currency exchange gains (losses).

Rubrik, Inc.	Q2 2026 Form 10-Q	29

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

Rubrik, Inc.	Q2 2026 Form 10-Q	30

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
The following table sets forth our Subscription ARR as of the dates presented:

	July 31,
	2025	2024

	(in thousands, except percentages)
Subscription ARR	$1,252,423	$919,125
% growth	36%	40%

Rubrik, Inc.	Q2 2026 Form 10-Q	31

Subscription ARR does not include any maintenance revenue associated with perpetual licenses, which we generally no longer offer. Of the 36% and 40% growth, approximately 1.4 percentage points and 2.5 percentage points of growth for the twelve months ended
July 31, 2025 and 2024, respectively, were a result of transitioning our existing maintenance customers to our subscription editions. We expect the contributions to growth from these transitions to subside in fiscal 2026.
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
The following table sets forth our Cloud ARR as of the dates presented:

	July 31,
	2025	2024

	(in thousands, except percentages)
Cloud ARR	$1,064,114	$677,917
% growth	57%	80%
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
The following table sets forth the number of customers with $100,000 or more in Subscription ARR as of the dates presented:

	July 31,
	2025	2024
Customers with $100,000 or more in Subscription ARR	2,505	1,969
% growth	27%	35%

Rubrik, Inc.	Q2 2026 Form 10-Q	32

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
Free Cash Flow
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less cash used for purchases of property and equipment and capitalized internal-use software. We believe that free cash flow is a helpful indicator of liquidity that provides information to management and investors about the amount of cash generated or used by our operations that, after the investments in property and equipment and capitalized internal-use software, can be used for strategic initiatives, including investing in our business and strengthening our financial position. The limitation of free cash flow is that it does not reflect our future contractual commitments and may fluctuate due to the timing of cash payments received from our customers and payments relative to expenses, including discretionary cash payments of our debt interest expense pursuant to the terms of our Amended Credit Facility and prepayments of other spend. Additionally, free cash flow is not a substitute for cash provided by (used in) operating activities, and the utility of free cash flow as a measure of our liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period.
Free cash flow was $90.9 million and $(69.1) million for the six months ended July 31, 2025 and 2024, respectively. Free cash flow for the six months ended July 31, 2024 includes a cash outlay of $22.8 million for employer payroll taxes due to the vesting of certain equity awards in conjunction with the initial public offering. Adjusting for this, the improvement in free cash flow was primarily due to higher sales, including timing of renewals, improved operating leverage and optimizing our capital structure. This trend when combined with changes in new business growth, may result in free cash flow volatility across periods.
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities for the periods presented:

	Six Months Ended July 31,
	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$104,379	$(58,464)
Less: Purchases of property and equipment	(6,348)	(6,227)
Less: Capitalized internal-use software	(7,148)	(4,444)
Free cash flow	$90,883	$(69,135)
Net cash used in investing activities	$(701,712)	$(315,461)
Net cash provided by financing activities	$727,098	$384,374
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

Rubrik, Inc.	Q2 2026 Form 10-Q	33

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
Subscription ARR Contribution Margin was 9% and (8)% for the 12 months ended July 31, 2025 and 2024, respectively. For the 12 months ended July 31, 2024, the non-GAAP expenses included the recognition of $22.8 million for employer payroll taxes due to the vesting of certain equity awards in conjunction with the initial public offering. Adjusting for this, the increase in Subscription ARR Contribution Margin was primarily driven by the strong year-over-year growth in Subscription ARR, compared to year-over-year growth in non-GAAP subscription costs of sales and non-GAAP operating expenses. We believe that this increase in Subscription ARR Contribution Margin reflects increased operating leverage in our business.
The following table presents the calculation of Subscription ARR Contribution Margin for the periods presented as well as a reconciliation of (i) non-GAAP subscription cost of revenue to subscription cost of revenue and (ii) non-GAAP operating expenses to operating expenses:

	Twelve Months Ended July 31,
	2025	2024

	(in thousands, except percentages)
Subscription cost of revenue	$203,452	$172,606
Stock-based compensation expense	(16,951)	(40,715)
Stock-based compensation from amortization of capitalized internal-use software	(1,001)	(59)
Amortization of acquired intangibles	(4,030)	(3,502)
Non-GAAP subscription cost of revenue	$181,470	$128,330

Operating expenses	$1,272,432	$1,549,575
Stock-based compensation expense	(319,790)	(683,433)
Non-GAAP operating expenses	$952,642	$866,142

Subscription ARR	$1,252,423	$919,125
Non-GAAP subscription cost of revenue	(181,470)	(128,330)
Non-GAAP operating expenses	(952,642)	(866,142)
Subscription ARR Contribution	$118,311	$(75,347)
Subscription ARR Contribution Margin	9%	(8)%
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

Rubrik, Inc.	Q2 2026 Form 10-Q	34

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
As customers continue to adopt or transition to RSC, we expect the ratable portion of our subscription revenue to increase. We expect certain customers to consume our platform and products through a mix of RSC and RCDM-T as they complete the migration, which will result in a recognition of a portion of the associated revenue for these customers upfront. Furthermore, our subscription revenue will also fluctuate when qualified customers choose to exercise or forfeit their customer options that are accounted for as material rights. In fiscal 2025, subscription revenue saw some modest benefits as customers exercised or forfeited their Subscription Credits. We expect to continue seeing these benefits in revenue growth due to the non-recurring revenue related to material rights, and we believe these benefits will significantly decline after fiscal 2026. The combination of both of these factors will limit and cause fluctuations in our subscription revenue growth through fiscal 2027, depending in part on the timing of our existing customers’ transition to RSC and exercises or forfeitures of Subscription Credits.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	35

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

Rubrik, Inc.	Q2 2026 Form 10-Q	36

Other Non-Operating Income (Expense)
Other non-operating income (expense) consists primarily of interest income, interest expense, loss on debt extinguishment, and foreign exchange gains and losses.
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
Results of Operations
The following tables summarize our unaudited condensed consolidated statements of operations data for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(in thousands)
Revenue
Subscription	$296,957	$191,315	$562,618	$363,510
Maintenance	1,960	5,018	4,290	10,685
Other	10,943	8,618	21,433	18,071
Total revenue	309,860	204,951	588,341	392,266
Cost of revenue
Subscription(1)	56,024	45,795	107,936	119,520
Maintenance(1)	387	1,040	796	4,649
Other(1)	7,148	8,333	15,310	26,978
Total cost of revenue	63,559	55,168	124,042	151,147
Gross profit	246,301	149,783	464,299	241,119
Operating expenses
Research and development(1)	92,107	86,228	173,922	371,607
Sales and marketing(1)	181,985	167,927	351,978	547,256
General and administrative(1)	66,672	63,921	125,953	215,386
Total operating expenses	340,764	318,076	651,853	1,134,249
Loss from operations	(94,463)	(168,293)	(187,554)	(893,130)
Interest income	12,193	7,278	19,889	10,220
Interest expense	(5,241)	(10,245)	(15,054)	(20,869)
Loss on debt extinguishment	(6,653)	—	(6,653)	—
Other income (expense), net	72	(1,450)	(5,550)	(2,073)
Loss before income taxes	(94,092)	(172,710)	(194,922)	(905,852)
Income tax expense	1,837	4,220	3,111	3,169
Net loss	$(95,929)	$(176,930)	$(198,033)	$(909,021)
Net loss per share, basic and diluted	$(0.49)	$(0.98)	$(1.02)	$(7.42)
Weighted-average shares used in computing net loss per share, basic and diluted	194,890	179,851	193,284	122,460

Rubrik, Inc.	Q2 2026 Form 10-Q	37

(1) Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue
Subscription	$4,143	$5,481	$8,111	$40,674
Maintenance	77	284	158	2,743
Other	631	1,281	1,407	12,528
Research and development	24,734	28,325	44,546	252,474
Sales and marketing	29,638	34,255	53,782	274,143
General and administrative	29,234	35,392	53,993	152,786
Total stock-based compensation expense	$88,457	$105,018	$161,997	$735,348
The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue
Subscription	96%	93%	96%	93%
Maintenance	1	2	1	3
Other	3	5	3	4
Total revenue	100	100	100	100
Cost of revenue
Subscription	18	22	18	31
Maintenance	1	1	—	1
Other	2	4	3	7
Total cost of revenue	21	27	21	39
Gross profit	79	73	79	61
Operating expenses
Research and development	30	42	30	95
Sales and marketing	58	82	60	139
General and administrative	21	31	21	55
Total operating expenses	109	155	111	289
Loss from operations	(30)	(82)	(32)	(228)
Interest income	4	4	3	3
Interest expense	(2)	(5)	(2)	(5)
Loss on debt extinguishment	(2)	—	(1)	—
Other income (expense), net	—	(1)	(1)	(1)
Loss before income taxes	(30)	(84)	(33)	(231)
Income tax expense	1	2	1	1
Net loss	(31)%	(86)%	(34)%	(232)%

Rubrik, Inc.	Q2 2026 Form 10-Q	38

Comparison of the Three and Six Months Ended July 31, 2025 and 2024
Revenue

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Subscription	$296,957	$191,315	$105,642	55%
Maintenance	1,960	5,018	(3,058)	(61)%
Other	10,943	8,618	2,325	27%
Total revenue	$309,860	$204,951	$104,909	51%

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Subscription	$562,618	$363,510	$199,108	55%
Maintenance	4,290	10,685	(6,395)	(60)%
Other	21,433	18,071	3,362	19%
Total revenue	$588,341	$392,266	$196,075	50%
Growth in subscription revenue was driven by growth in Subscription ARR and some benefits as customers exercised or forfeited their Subscription Credits. For the three months ended July 31, 2025, non-recurring revenue related to material rights accounted for approximately 7 percentage points. We expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits for the remainder of fiscal 2026. The magnitude of such benefit could fluctuate from quarter to quarter. We believe these benefits will significantly decline after fiscal 2026.
Our Subscription ARR grew from $919.1 million as of July 31, 2024 to $1,252.4 million as of July 31, 2025, representing a 36% increase. Of the increase in Subscription ARR, approximately 1.4 percentage points are a result of transitioning our existing maintenance customers to our subscription editions. A further indication of our ability to expand revenue from existing customers is through our average subscription dollar-based net retention rate which was over 120% as of July 31, 2025. We had 2,505 customers with $100,000 or more in Subscription ARR as of July 31, 2025, increasing from 1,969 as of July 31, 2024.
Maintenance revenue associated with sales of perpetual licenses of our legacy CDM product decreased for the three and six months ended July 31, 2025. Maintenance revenue represented 1% and 2% of total revenue for the three months ended July 31, 2025 and 2024, respectively, and 1% and 3% of total revenue for six months ended July 31, 2025 and 2024, respectively. We expect the transition of existing maintenance customers adopting RSC subscription offerings to be largely completed by the end of fiscal 2026.
Other revenue increased for the three and six months ended July 31, 2025 due to an increase in professional services. We expect our other revenue as a percentage of total revenue to continue to decrease.

Rubrik, Inc.	Q2 2026 Form 10-Q	39

Cost of Revenue

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscription	$56,024	$45,795	$10,229	22%
Maintenance	387	1,040	(653)	(63)%
Other	7,148	8,333	(1,185)	(14)%
Total cost of revenue	$63,559	$55,168	$8,391	15%

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscription	$107,936	$119,520	$(11,584)	(10)%
Maintenance	796	4,649	(3,853)	(83)%
Other	15,310	26,978	(11,668)	(43)%
Total cost of revenue	$124,042	$151,147	$(27,105)	(18)%
Cost of subscription revenue increased for the three months ended July 31, 2025 primarily driven by an increase of $6.2 million in hosting cost and an increase of $2.9 million from growth in our customer support organization. Cost of subscription revenue decreased for the six months ended July 31, 2025 primarily driven by $32.6 million decrease in stock-based compensation expense as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our IPO, partially offset by an increase of $13.3 million in hosting costs due to the launch and adoption of more SaaS products by our customers and an increase of $3.5 million from growth in our customer support organization.
Cost of maintenance revenue decreased for the three and six months ended July 31, 2025 primarily driven by a decrease in stock-based compensation expense as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our IPO.
Cost of other revenue decreased for the three and six months ended July 31, 2025 primarily driven by a $0.6 million and $11.1 million decrease respectively, in stock-based compensation expense, as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our IPO.

Rubrik, Inc.	Q2 2026 Form 10-Q	40

Gross Profit and Gross Margin

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Gross profit
Subscription	$240,933	$145,520	$95,413	66%
Maintenance	1,573	3,978	(2,405)	(60)%
Other	3,795	285	3,510	1232%
Total gross profit	$246,301	$149,783	$96,518	64%

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Gross profit
Subscription	$454,682	$243,990	$210,692	86%
Maintenance	3,494	6,036	(2,542)	(42)%
Other	6,123	(8,907)	15,030	(169)%
Total gross profit	$464,299	$241,119	$223,180	93%

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Gross margin
Subscription	81%	76%	81%	67%
Maintenance	80%	79%	81%	56%
Other	35%	3%	29%	(49)%
Total gross margin	79%	73%	79%	61%
Subscription gross margin increased for the three and six months ended July 31, 2025 as a result of higher RSU expense in the prior periods related to the recognition of cumulative stock-based compensation expense upon our IPO, partially offset by an increase in hosting costs associated with our development and launch of more SaaS products.
Maintenance gross margin increased for the three and six months ended July 31, 2025 as a result of higher RSU expense in the prior periods related to the recognition of cumulative stock-based compensation expense upon our IPO.
Other gross margin increased for the three and six months ended July 31, 2025 as a result of higher RSU expense in the prior periods related to the recognition of cumulative stock-based compensation expense upon our IPO.
Operating Expenses
Research and Development

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$92,107	$86,228	$5,879	7%

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$173,922	$371,607	$(197,685)	(53)%
Research and development expenses increased for the three months ended July 31, 2025 primarily driven by an increase of $3.1 million in employee compensation and related expenses. Research and development expenses decreased for the six months ended July 31, 2025. Employee compensation and related expenses decreased by $201.3 million due to a decrease of $207.9 million in stock-based compensation expense as a result of higher RSU expense in the prior periods related to the recognition of cumulative stock-based compensation expense upon our IPO in April 2024.

Rubrik, Inc.	Q2 2026 Form 10-Q	41

Sales and Marketing

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$181,985	$167,927	$14,058	8%

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$351,978	$547,256	$(195,278)	(36)%
Sales and marketing expenses increased for the three months ended July 31, 2025 primarily driven by an increase of $6.6 million in employee compensation and related expenses. Sales and marketing expenses decreased for the six months ended July 31, 2025. Employee compensation and related expenses decreased by $206.5 million due to a decrease of $220.4 million in stock-based compensation expense as a result of higher RSU expense in the prior periods related to the recognition of cumulative stock-based compensation expense upon our IPO in April 2024.
General and Administrative

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative	$66,672	$63,921	$2,751	4%

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative	$125,953	$215,386	$(89,433)	(42)%
General and administrative expenses increased for the three months ended July 31, 2025 primarily driven by an increase of $3.2 million in professional services, partially offset by decrease in employee compensation and related expenses. General and administrative expenses decreased for the six months ended July 31, 2025. Employee compensation and related expenses decreased by $98.4 million due to a decrease of $98.8 million in stock-based compensation expense as a result of higher RSU expense in the prior periods related to the recognition of cumulative stock-based compensation expense upon our IPO in April 2024.
Other Non-Operating Income (Expense)

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income	$12,193	$7,278	$4,915	68%
Interest expense	(5,241)	(10,245)	5,004	(49)%
Loss on debt extinguishment	(6,653)	—	(6,653)	(100)%
Other income (expense), net	72	(1,450)	1,522	(105)%

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income	$19,889	$10,220	$9,669	95%
Interest expense	(15,054)	(20,869)	5,815	(28)%
Loss on debt extinguishment	(6,653)	—	(6,653)	(100)%
Other income (expense), net	(5,550)	(2,073)	(3,477)	168%
Interest income increased for the three and six months ended July 31, 2025 due to higher cash, cash equivalents, and investment balances.

Rubrik, Inc.	Q2 2026 Form 10-Q	42

Interest expense decreased for the three and six months ended July 31, 2025 as our 2023 Amended Credit Facility was fully repaid in June 2025.
Loss on debt extinguishment increased for the three and six months ended July 31, 2025 due to the write-off of unamortized debt discount and issuance costs and prepayment premium paid upon the full repayment of borrowings under our 2023 Amended Credit Facility.
Other income (expense), net includes foreign exchange gains and losses and fluctuations are driven by the strengthening or weakening of the US dollar against foreign currencies on our foreign-denominated intercompany payables.
Income Tax Expense

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax expense	$1,837	$4,220	$(2,383)	(56)%

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax expense	$3,111	$3,169	$(58)	(2)%
Our income tax expense decreased for the three months ended July 31, 2025 due to higher tax benefits from stock-based compensation deductions in the UK and a decrease in our foreign earnings.
Our income tax expense decreased for the six months ended July 31, 2025 due to higher tax benefits from stock-based compensation deductions in the UK and a decrease in our foreign earnings, partially offset by a one-time benefit associated with several of our foreign subsidiaries making an election to be treated as U.S. branches for federal income tax purposes effective in fiscal year 2024.
Our effective tax rate may fluctuate significantly and could be adversely affected to the extent that earnings are lower than anticipated in countries that have lower statutory tax rates and higher than anticipated in countries that have higher statutory tax rates. In addition, tax authorities may challenge our transfer pricing policies, resulting in a higher effective tax rate.
Liquidity and Capital Resources
To date, we have financed our operations principally through proceeds received from issuance of equity and debt securities and payments received from customers. In April 2024, we completed our IPO which resulted in proceeds of approximately $710.3 million, net of underwriting discounts and commissions. In May 2024, our underwriters exercised their option to purchase an additional 3,472,252 shares of our Class A common stock at the IPO Price of $32.00 per share. We received net proceeds of approximately $104.9 million, net of underwriters’ discounts and commissions.
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
In August 2023, we amended and restated the Prior Credit Facility (the "Amended Credit Facility"), to increase the total borrowing capacity thereunder to $330.0 million, consisting of initial term loans in an aggregate principal amount of approximately $289.5 million and delayed draw term loan commitments in an aggregate principal amount of approximately $40.5 million. The Amended Credit Facility was scheduled to mature in August 2028. We borrowed the full amount of the initial term loans and approximately $4.1 million of delayed draw term loans under the Amended Credit Facility on the closing date of the Amended Credit Facility in order to (i) refinance and replace in full the outstanding term loans under the Prior Credit Facility, (ii) finance the consideration for the acquisition of Laminar, and (iii) pay the accrued quarterly interest under the Prior Credit Facility then due.
In June 2025, we repaid the outstanding balance of $327.9 million under the Amended Credit Facility and terminated the Amended Credit Agreement.

Rubrik, Inc.	Q2 2026 Form 10-Q	43

In June 2025, we completed a private offering to qualified institutional buyers of $1.15 billion aggregate principal amount of 0.00% convertible senior notes due 2030 (the “Convertible Notes" or "Notes"). The Convertible Notes are general unsecured obligations of the Company and will mature on June 15, 2030, unless earlier converted, redeemed or repurchased. Net proceeds from the issuance of the Convertible Notes were approximately $1.13 billion. The outstanding principal of the Convertible Notes was $1.15 billion as of July 31, 2025.
In connection with the Convertible Notes, we entered into privately negotiated capped call transactions with certain affiliates of certain initial purchasers of the Convertible Notes and other financial institutions (the “Capped Calls”) for a cost of $88.6 million. The Capped Calls are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price initially equal to $175.10 per share. We used a portion of the net proceeds from the Convertible Notes to pay the $88.6 million cost of the Capped Calls and repay the outstanding balance of $327.9 million under the Amended Credit Facility. We expect to use the remaining net proceeds from the Convertible Notes for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, working capital, operating expenses and capital expenditures.
In July 2025, we acquired all outstanding stock of Predibase, a developer platform. We accounted for this transaction as a business combination. The acquisition date fair value of the purchase consideration was $109.1 million, of which $14.5 million was in cash and the remainder in common stock. The acquisition of Predibase is to help us accelerate our agentic AI adoption from pilot to production at scale.
Our billings grow with new business growth. The majority of our billings are driven by invoicing our customers for multi-year commitments. However, this may evolve as customers have opted to, and may continue to opt to, pay us on an annual or consumption basis based on products purchased due to the growth in our SaaS product offerings. In addition, our billings are subject to seasonality, with billings in the fourth quarter being substantially higher than in the other three quarters. As of July 31, 2025, we had cash, cash equivalents, and short-term investments of $1,523.0 million. Our cash equivalents and investments primarily consist of money market funds, certificate of deposit, U.S. treasuries, commercial paper, corporate bonds, and U.S. government agencies securities. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $(3,035.4) million as of July 31, 2025. We expect to continue to incur operating losses, and our operating cash flows may fluctuate between positive and negative amounts for the foreseeable future due to the investments we intend to make as described above. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
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
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$104,379	$(58,464)
Net cash used in investing activities	$(701,712)	$(315,461)
Net cash provided by financing activities	$727,098	$384,374

Rubrik, Inc.	Q2 2026 Form 10-Q	44

Operating Activities
Our largest source of operating cash is payments received from our customers. We typically invoice our customers in advance for multi-year contracts. Therefore, a substantial source of our cash is from such prepayments, which are included on our unaudited condensed consolidated balance sheets in deferred revenue. We generally experience seasonality based on when we enter into agreements with our customers. Given the seasonality in our business, the operating cash flow benefit from increased collections from our customers generally occurs in the subsequent quarter after billing. We expect seasonality, timing of billings, billings terms, and collections from our customers to have a material impact on our cash flow from operating activities from period to period. Our primary uses of cash in operating activities are for employee compensation and related expenses, sales commissions, fees for third-party professional services, colocation and hosting costs, marketing programs, and discretionary cash payments of our debt interest expense pursuant to the terms of our Amended Credit Facility and prepayments of other spend. Our cash flow from operating activities may fluctuate due to the timing of cash payments received from our customers and payments relative to expenses.
For the six months ended July 31, 2025, net cash provided by operating activities of $104.4 million resulted primarily from a net loss of $198.0 million, partially offset by $162.0 million of stock-based compensation, $50.9 million of amortization of deferred commissions, $16.5 million for depreciation and amortization, $6.7 million of loss on debt extinguishment, and $66.9 million of net cash inflow from changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $165.9 million increase in deferred revenue from increased billings. The cash inflow was partially offset by a $49.2 million increase in deferred commissions, a $40.1 million increase in accounts receivable, a $8.0 million decrease in accrued expenses and other liabilities, and a $4.7 million increase in prepaid expense and other assets.
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
Investing Activities
For the six months ended July 31, 2025, net cash used in investing activities of $701.7 million resulted from $998.0 million in purchases of investments, $10.2 million paid for acquisitions, $7.1 million in capitalized internal-use software, and $6.3 million in purchases of property and equipment, partially offset by $319.9 million in proceeds from maturities of investments.
For the six months ended July 31, 2024, net cash used in investing activities of $315.5 million resulted from $449.3 million in purchases of investments, $6.2 million in purchases of property and equipment, and $4.5 million in capitalized internal-use software, offset by $144.5 million in proceeds from maturities and sales of investments.
Financing Activities
For the six months ended July 31, 2025, net cash provided by financing activities of $727.1 million resulted primarily from $800.2 million in proceeds from issuance of the Convertible Notes, net of full repayment of our 2023 Amended Credit Facility, $13.5 million in proceeds from issuance of common stock under employee stock purchase plan and $3.1 million from the exercise of stock options, partially offset by $88.6 million paid to purchase Capped Calls.
For the six months ended July 31, 2024, net cash provided by financing activities of $384.4 million resulted primarily from $815.2 million in proceeds from our IPO and underwriters' exercise of over-allotment option, net of underwriting discounts and commissions, and $3.7 million from the exercise of stock options, partially offset by $430.3 million in taxes paid related to the net share settlement of equity awards that vested upon our IPO, and $3.5 million for payment of deferred offering costs.
Material Cash Requirements
Our material cash requirements primarily consist of operating lease commitments for our offices and data centers, non-cancelable purchase commitments related to third-party cloud hosting services, and long-term debt. Except as already disclosed in Note 7. Leases, Note 8. Debt and Note 9. Commitments and Contingencies in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there has been no other material change in our material cash requirements other than in the ordinary course of business since our fiscal year ended January 31, 2025. See our Annual Report for additional information regarding our contractual obligations.

Rubrik, Inc.	Q2 2026 Form 10-Q	45

In June 2025, we amended an existing hosting service contract with a third party. The amendment extended the original contract term by approximately two years to April 2029, which resulted in an increase of $375.0 million in minimum spending amount. As of July 31, 2025, we had $428.3 million remaining on this commitment.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in our Annual Report.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Based on the market value of our Class A common stock held by non-affiliates as of July 31, 2025, we will cease to qualify as an emerging growth company, effective as of January 31, 2026.

Rubrik, Inc.	Q2 2026 Form 10-Q	46

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of July 31, 2025, we had cash, cash equivalents, and short-term investments of $1,523.0 million and restricted cash of $7.6 million. Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. A hypothetical 1% increase or decrease in interest rates would not have a material effect on the fair market value of our portfolio.
In June 2025, we issued $1.15 billion aggregate principal amount of Convertible Notes in a private offering to qualified institutional buyers. The fair value of the Convertible Notes is subject to market risk and other factors due to the conversion feature. The fair value of the Convertible Notes generally increases as our Class A common stock price increases, and generally decreases as our Class A common stock price declines. The market value changes affect the fair value of the Convertible Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
Foreign Currency Risk
Our reporting currency is the U.S. dollar and the functional currency for all of our foreign subsidiaries are the respective local currencies. All of our sales contracts are denominated in U.S. dollars. A portion of our operating expenses are incurred outside of the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates. Our unaudited condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have a material impact on our results of operations.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	47

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

Rubrik, Inc.	Q2 2026 Form 10-Q	48

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
Our revenue was $588.3 million and $392.3 million for the six months ended July 31, 2025 and 2024, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will fluctuate in the future as a result of a variety of factors, including our transition for new and existing customers to sales of Rubrik Security Cloud ("RSC"), for which an increasing amount of our software revenue will be recognized ratably.
Overall growth of our revenue also depends on a number of factors, including our ability to:
•expand the features and functionality of our data security products as well as increase the amount of data sources protected across enterprise, cloud, SaaS, unstructured data, and identity providers;
•securely deploy generative AI while delivering exceptional accuracy and efficiency using agentic applications;
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

Rubrik, Inc.	Q2 2026 Form 10-Q	49

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
•our use and development of AI technologies and tools;
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

Rubrik, Inc.	Q2 2026 Form 10-Q	50

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
We have experienced net losses in each period since inception. We generated net losses of $(198.0) million and $(909.0) million for the six months ended July 31, 2025 and 2024, respectively. As of July 31, 2025, we had an accumulated deficit of $(3,035.4) million. While we have experienced rapid revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. In particular, as we expand the availability of our platform, increase our ability to secure data across multiple different sources, and add more capabilities, our ability to achieve and maintain profitability will be highly dependent on our ability to successfully market our platform and data security products to new and existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our data security products, including by introducing new features and functionality and securing additional applications, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our data security products by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public

Rubrik, Inc.	Q2 2026 Form 10-Q	51

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

Rubrik, Inc.	Q2 2026 Form 10-Q	52

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
Because we can access customer data in certain limited circumstances, such as when providing customer support, and such customer data in some cases may contain personal data or confidential information, a security compromise, or an accidental or intentional misconfiguration or malfunction of our platform, could result in personal data and other confidential information being compromised. We and our service providers have been subject to cyberattacks that have occurred in the past and may occur in the future, and our customers or other organizations may lose trust in data security solutions such as ours.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	53

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

Rubrik, Inc.	Q2 2026 Form 10-Q	54

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
Any of the previously identified vulnerabilities or cybersecurity threats have in the past caused and may in the future cause a security incident or other interruption resulting in consequences such as unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could partially or fully disrupt our ability (and that of third parties upon whom we rely) to provide our platform. Additionally, our business depends upon the appropriate and successful implementation of our platform by our customers. If our customers fail to use our platform according to our specifications or are unwilling or unable to deploy such patches we make available for vulnerabilities effectively or in a timely manner, our customers may suffer a security incident or other interruptions on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own security issues or vulnerabilities and could result in reputational harm.
Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry standard, reasonable security measures to protect our information technology systems and sensitive information. Additionally, applicable data privacy and security obligations have in the past required us and may in the future require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures, and compliance with such requirements, are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Though we have expended, and anticipate continuing to expend, significant resources to try to protect against security incidents by implementing technical, administrative, and physical measures designed to protect the privacy and security of data running through our, and our third parties’, systems, it is virtually impossible for us to entirely eliminate the risk of such security incidents or interruptions.
If we (or a third party with whom we work, including our suppliers) experience a security incident or are perceived to have experienced a security incident, which has happened in the past, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including data about individuals); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop purchasing our data security solutions, deter new customers from purchasing our data security solutions, and negatively impact our ability to grow and operate our business. As a data security company, we could be exposed to additional reputational risks should a security incident occur.
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
Our use of generative and other AI tools may pose risks to business and operations, including our proprietary software and systems, and may subject us to legal liability.
We use AI tools in our business, including generative AI and agentic AI, and we expect to use AI tools in the future, including to generate code and other materials incorporated into our products, proprietary software, and systems, and for other internal and external uses, and we are making investments to expand our generative and agentic AI capabilities. Advanced generative AI tools, which may

Rubrik, Inc.	Q2 2026 Form 10-Q	55

produce content indistinguishable from that generated by humans, are a relatively novel development, with benefits, risks, and liabilities still unknown. Recent decisions of governmental entities and courts (such as the U.S. Copyright Office, U.S. Patent and Trademark Office, and U.S. Court of Appeals for the Federal Circuit) interpret U.S. copyright and patent law as limited to protecting works and inventions created by human authors and inventors, respectively. We are therefore unlikely to be able to obtain U.S. copyright or patent protection for works or inventions wholly created by a generative AI tool, and our ability to obtain U.S. copyright and patent protection for source code, text, images, inventions, or other materials, which are developed with some use of generative AI tools, may be limited, if available at all. Likewise, the availability of such IP protections in other countries is unclear. In addition, we may have little or no insight into and no control over the content and materials used by vendors to train these generative AI tools, or that otherwise use or incorporate these generative AI tools into their own offerings. There is ongoing litigation over whether the use of copyrighted materials to train the AI models used in these tools is lawful, and the impact of decisions in such litigation on our use of generative AI tools is unknown. Furthermore, our vendors who use generative and agentic AI tools in their own offerings may not meet existing or rapidly evolving regulatory or industry standards, including with respect to the rights of others, privacy and data security. Additionally, our use of third-party generative and agentic AI tools, including to develop source code, text, images, inventions, or other materials, may expose us to greater risks than utilizing contracted human developers, as third-party vendors of AI tools typically do not provide warranties or indemnities with respect to the output generated by such AI tools, and generative and agentic AI tools may also hallucinate, providing erroneous output or making erroneous decisions. Furthermore, some AI tools may be offered under terms that do not protect the confidentiality of the prompts or inputs that users submit to such tools and may use prompts or inputs to train shared AI models, potentially resulting in third-party users receiving outputs containing information from prompts or inputs (including confidential, competitive, proprietary, or personal data) that we submitted to the tool. The disclosure and use of personal data in AI technologies is also subject to various privacy laws and other privacy obligations. Prior to implementing an AI tool (including generative AI tools), our AI governance committee (including leaders from our Engineering, Product, Legal, and Information Security teams) performs an analysis and review of each AI tool for which pre-approval is required according to our policies, including evaluation of potential legal, security, and business risks and steps that can be taken to mitigate any such risks. The selection criteria and analysis include consideration of how use of the AI tool could raise issues relating to confidential information, personal data and privacy, customer data and contractual obligations, open source software, copyright and other intellectual property rights, transparency, output accuracy and reliability, and security.
Additionally, while we employ practices designed to evaluate, track, and mitigate risk around our use of third-party AI tools, our practices may not be error free, and our use of such tools may inadvertently violate a third party’s rights, be non-compliant with the applicable terms of use or our other legal obligations, or result in a security or privacy risk or data leakage. Our use of AI technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. For example, we may face new or enhanced governmental scrutiny, or claims from third parties claiming infringement of their intellectual property rights or mandatory compliance with open-source software or other license terms with respect to software or other materials or content we believed to be available for use and not subject to license terms or other third-party proprietary rights. Any of these claims could result in legal investigations or proceedings. Furthermore, if we are found to be in violation of third party rights based on our use of AI tools, we could be required to purchase costly licenses, comply with the requirements of third-party licenses, or limit or cease using the implicated software or other materials or content, unless and until we can re-engineer such software, materials, or content to avoid infringement or change the use of, or remove, the implicated third-party materials, which could reduce or eliminate the value of our technologies and services. Our use of generative and agentic AI tools to generate code may also present additional security risks because the generated source code may contain security vulnerabilities. Additionally, vendors of AI tools may fail to comply with their contractual obligations to us regarding the confidentiality or security of any data or other inputs provided to such vendor or outputs generated by their AI tools. Our sensitive information or that of our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of third-party AI technologies.
We also market some of our own products or features as generative AI tools and AI infrastructure services ("AI Products"). Some of our customers, especially those in highly regulated industries, may be reluctant or unwilling to adopt AI Products. Accordingly, adoption of AI features in our products and marketing our products as AI Products could reduce or delay customer adoption. Because AI models and AI agents can hallucinate and provide erroneous output or make erroneous decisions, offering AI Products could result in customer dissatisfaction or potentially claims against us arising out of erroneous output or decisions. Some of our AI Products may require us to train or fine-tune AI models using datasets collected by us or from third-party vendors. While we have processes and practices designed to ensure that we and any vendors that we use to source training data have the necessary rights to use such datasets for training our AI Products, we may not in every instance be able to confirm that all of the information contained in such datasets has been obtained with the necessary permissions for us to use for purposes of our AI Products. For example, we may use publicly available data to train our AI Products that contains information that was unlawfully acquired from third parties without our knowledge. While we have employed processes designed to help us avoid using any personal data to train or fine-tune our AI Products, it may be difficult for us to avoid or identify all instances where a user might nonetheless submit personal data to our AI Products. Furthermore, if we were to

Rubrik, Inc.	Q2 2026 Form 10-Q	56

receive claims from third parties asserting rights against our use of certain datasets used to train our AI Products, it may be difficult or impossible for us to disentangle our trained models from the subject matter of the claims.
Our AI Products may also rely on certain third party providers of AI technology. Our success in deploying AI features and tools for our AI Products is reliant on these third parties and their platforms. We cannot control the quality, availability or pricing of such third-party platforms, especially in a highly competitive environment. If any such third-party platforms become incompatible with our offerings or unavailable for use or have degradations in performance, or if the providers of such models unfavorably change the terms on which their AI platforms are offered or terminate their relationship with us, our solutions may become less appealing to our customers. In addition, for any third party providers of AI platforms that host platforms on our behalf any disruption, outage, or loss of information, data breaches, cybersecurity threats or other data loss through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
Several jurisdictions around the globe, including in Europe, have proposed, enacted, or are considering laws governing AI tools, including the EU’s AI Act. In the United States, where our operations are headquartered, several states are applying their data and consumer protection laws to AI, and/or have enacted, or are enacting or considering legal frameworks on AI, such as the California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, the Colorado Artificial Intelligence Act and the draft CCPA regulations on automated decision-making technology. We expect other jurisdictions will adopt similar laws, and, as a result of the rapidly evolving regulatory landscape, implementation standards, enforcement practices, and available scope of protection are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, or standards may have on our business (including our positioning with respect to our competition) and may not always be able to anticipate how to respond to these laws or regulations. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to disclose or provide greater transparency regarding the nature of our AI Products and the data we have employed to train them, require us to change our business practices, retrain our AI Products, or prevent or limit our use of AI. For example, the FTC has required other companies to delete (or “disgorge”) both the personal data that the FTC alleged were collected in violation of privacy laws as well as the algorithms and other insights that were developed or generated using such data. If we cannot use AI or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
Also, the rapid evolution of AI technologies may require the expenditure of significant resources to design, develop, test and maintain our products and services to help ensure that our AI features and tools are implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. We also may need to expend further resources to adjust our business practices, as these laws and regulations evolve, especially where requirements across jurisdictions are inconsistent.
Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our business, financial condition, results of operations, and growth prospects.
We expect our revenue mix and certain business factors to impact the amount of revenue recognized period-to-period, which could make period-to-period revenue comparisons not meaningful and difficult to predict.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	57

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

Rubrik, Inc.	Q2 2026 Form 10-Q	58

ability to converge data security and data management in a cloud architecture is also a significant competitive factor in our industry. If we are unable to address these factors, our competitive position could weaken, and we could experience a decline in revenue that could adversely affect our business.
Many of our current and potential competitors have longer operating histories and may have substantially greater financial, technical, sales, marketing, and other resources than we do, as well as larger installed customer bases, greater name recognition, lower labor and development costs, and broader product solutions, including servers. Some of these competitors can devote greater resources to the development, promotion, sale, and support of their data security products than we can. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. For example, many of our competitors are also investing in AI technology to improve their data security products, which could enable them to respond more quickly to new or emerging threats and changes in customer requirements.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	59

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
A large majority of the customer enterprise data we secure relies upon Rubrik-branded Appliances, which are currently built on servers supplied and designed by Super Micro Computer, Inc. ("Supermicro"). If we are unable to manage our relationship with Supermicro effectively, or if Supermicro suffers delays or disruptions for any reason, including due to increased manufacturing lead-times, capacity constraints, quality control problems in its manufacturing operations, potential delays or increased costs from international trade disputes, tariffs or other protectionist measures, or fails to meet our requirements for timely delivery, or if Supermicro no longer produces the servers for our Rubrik-branded Appliances, our indirect costs may increase and our end-customer’s ability to procure Rubrik-branded Appliances in a timely manner would be impaired. While customers would have the ability to purchase compatible third-party commodity servers from other OEMs, and we have the ability to qualify new commodity servers for Rubrik-branded Appliances, this may create increased costs or delays for our customers and impact their customer experience, which could negatively impact our sales and our business. See the section titled “Business—Manufacturing” in our Annual Report for additional information regarding our contractual relationship with Supermicro.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	60

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

Rubrik, Inc.	Q2 2026 Form 10-Q	61

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
•health epidemics or pandemics;

Rubrik, Inc.	Q2 2026 Form 10-Q	62

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

Rubrik, Inc.	Q2 2026 Form 10-Q	63

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

Rubrik, Inc.	Q2 2026 Form 10-Q	64

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

Rubrik, Inc.	Q2 2026 Form 10-Q	65

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
Our data security solutions include third-party open-source software, and we intend to continue to incorporate third-party open-source software in our data security solutions in the future. There is a risk that the use of third-party open-source software in our software could impose conditions or restrictions on our ability to monetize our software or require making available the source code of all or part of our software that include, incorporate or rely upon such open-source software. Although we have internal policies in place designed to monitor the incorporation of open-source software into our data security solutions to avoid such restrictions, we cannot be certain that we have not incorporated open-source software in our data security solutions in a manner that is inconsistent with our licensing model or the licensing terms of any such open-source software. Open-source software is incorporated into or relied upon by many other software projects, including open source projects as well as AI tools, and there is a risk that those dependent open-source libraries may be subject to inconsistent licensing terms that affect our ability to use the software. This could create further uncertainties as to the governing terms for the open-source software we incorporate.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	66

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

Rubrik, Inc.	Q2 2026 Form 10-Q	67

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

Rubrik, Inc.	Q2 2026 Form 10-Q	68

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
Subscription ARR, Cloud ARR, and other non-GAAP operational metrics are based on numerous assumptions and limitations, are calculated using our internal data from non-financial systems, have not been independently audited by third parties, and may not accurately reflect actual financial results nor provide an accurate indication of future or expected results. Further, the definitions and assumptions for these metrics may differ from those calculated by other businesses. Subscription ARR and Cloud ARR are not proxies for revenue or forecasts of revenue, and do not reflect any anticipated reductions in contract value due to contract non-renewals or service cancellations. In addition, the factors that impact Subscription ARR will vary from those that impact subscription revenue in a given period. As a result, Subscription ARR, Cloud ARR, and our other operational data may not accurately reflect our actual financial performance, and investors should consider these metrics in light of the assumptions and processes used in calculating such metrics and the limitations as a result thereof. Investors should not place undue reliance on these metrics as an indicator of our future or expected results. Moreover, these metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for additional information regarding Subscription ARR, Cloud ARR, and other operational metrics.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	69

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

Rubrik, Inc.	Q2 2026 Form 10-Q	70

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

Rubrik, Inc.	Q2 2026 Form 10-Q	71

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

Rubrik, Inc.	Q2 2026 Form 10-Q	72

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity and debt financings and sales of our data security solutions. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in further equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, particularly during times of market volatility, higher interest rates, inflationary pressures, and general economic instability. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations. Any debt we incur could give the debt holders rights senior to our stockholders to make claims on our assets and could involve covenants which may limit our ability to obtain additional capital, pursue business opportunities and strategic transactions and pay dividends on our Class A common stock. Furthermore, if we issue additional equity securities, including shares of Class A common stock issued upon conversion of the Notes, stockholders will experience dilution, and in some cases we may issue new equity securities that have rights senior to those of our Class A common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.
Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness.
Our ability to make scheduled payments of the principal of, to pay special interest, if any, on or to refinance the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate sufficient cash flow from operations to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt repayment.
We may not have enough available cash or the ability to raise the funds necessary to pay cash upon conversion of the Notes or to repurchase the Notes upon a fundamental change.
Holders of the Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or any portion of their Notes upon the occurrence of a fundamental change (as defined and described in the Indenture). In addition, upon any conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted. Our failure to repurchase the Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the Notes as required by the Indenture would constitute a default under the Indenture. If the repayment of the related indebtedness were to be accelerated, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions of the Notes.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	73

Unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflicts around the world, or reductions in technology spending, could limit our ability to grow our business and negatively affect our results of operations.
Global business activities face widespread macroeconomic uncertainties, and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, including rising interest rates, bank failures, international trade relations, including tariffs and trade tensions, political turmoil, including the conflict in the Middle East and the ongoing conflict between Russia and Ukraine, potential U.S. federal government shutdowns, natural catastrophes, warfare, and terrorist attacks could cause a decrease in business investments by existing or potential customers, including spending on technology, and negatively affect the growth of our business. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, inflation rates in the United States have recently increased to levels not seen in decades. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties, or other third parties, such as bank failures or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including our customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Such economic volatility could adversely affect our business, financial condition, results of operations, and cash flows, and future market disruptions could negatively impact us. In particular, we have experienced and may continue to experience longer sales cycles and related negotiations for prospective customers and existing customer expansions, a reduction in multi-year upfront payments for our subscription offerings, reduced contract sizes or generally increased scrutiny on technology spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty. These customer dynamics may persist in the future, even if macroeconomic conditions improve, and to the extent there is a sustained general economic downturn, a recession, or another situation where technology budgets grow at a slower rate or contract, these customer dynamics may be exacerbated. In addition to the foregoing, we have operations in Israel, which have been affected and may continue to be affected by the ongoing conflict in Israel and the Middle East, and our growth, business, and results of operations could be further negatively impacted if the current conflict in Israel and the Middle East continues, worsens, or expands to other nations or regions. Similarly, we have a significant presence in Bangalore, India, which may be disrupted by future conflicts between India and Pakistan, potentially leading to development delays and operational interruptions to our software engineering and renewals teams. Our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, which may require us to respond in kind and may negatively impact our existing customer relationships and new customer acquisition strategy. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our data security solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	74

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
•other practical, resource, or business limitations on our ability to detect and prevent infringement or misappropriation of our rights and to enforce our rights: and
•uncertainty with respect to legal standards regarding the existence, validity and enforceability of proprietary rights in outputs from AI platforms (including those that we may use for coding our products and tools).
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

Rubrik, Inc.	Q2 2026 Form 10-Q	75

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

Rubrik, Inc.	Q2 2026 Form 10-Q	76

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
We may also become subject to new laws that regulate non-personal information. For example, the European Union’s Data Act imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal information outside the European Economic Area. Depending on how this Act and any similar laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations, which could impact our revenue and results of operations, if such changes impact our customers’ subscription terms.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	77

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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley Act"), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending January 31, 2026. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” Based on the market value of our Class A common stock held by non-affiliates as of July 31, 2025, we will cease to be an emerging growth company as of January 31, 2026 which will expedite our obligation for our independent registered public accounting firm to issue an attestation report on management's assessment of our internal control over financial reporting. We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act ("Section 404"). Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. Although we currently have an internal audit group, we will need to hire additional accounting and financial staff with appropriate public company experience and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	78

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

Rubrik, Inc.	Q2 2026 Form 10-Q	79

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
The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled in certain respects and may be subject to significant change. Changes in tax laws or regulations, or changes in interpretations of existing laws and regulations, could materially affect our financial condition and results of operations. Legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), as well as the Tax Cuts and Jobs Act (the "Tax Act"), the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act made many significant changes to the U.S. tax laws. For example, for tax years beginning after December 31, 2024, the OBBBA restores the deductibility of domestic research and development expenses in the year incurred, which expenses had been required under the Tax Act to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. The Tax Act also includes certain U.S. tax base anti-erosion provisions, the global intangible low-taxed income ("GILTI") provisions, and the base erosion anti-abuse tax ("BEAT")

Rubrik, Inc.	Q2 2026 Form 10-Q	80

provisions. The GILTI provisions require us to include in our U.S. taxable income foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The OBBBA modified the GILTI provisions to refer to net CFC tested income (“NCTI”), eliminate the allowable return on the foreign subsidiary’s tangible assets for taxable years beginning after December 31, 2025, and increase but make permanent the effective tax rate on NCTI. We currently have no foreign subsidiaries with material earnings. Therefore, this provision currently has no material impact on us. The BEAT provisions apply to companies with average annual gross receipts of $500 million or more for the prior three-year period, eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. We are evaluating the BEAT rules and do not currently expect the BEAT rules to have a material impact on U.S. tax expense in the near term; however, the potential impact of the BEAT rules on us in the future is not certain.
In addition, our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase, including as a result of the base erosion and profit shifting ("BEPS") project that is being led by the Organization for Economic Co-operation and Development ("OECD"), and other initiatives led by the OECD or the European Commission. For example, the OECD is leading work on proposals commonly referred to as “BEPS 2.0,” which have made (and are expected to continue to make) important changes to the international tax system. These proposals are based on two “pillars,” involving the reallocation of taxing rights in respect of certain profits of multinational enterprises above a fixed profit margin to the jurisdictions within which they carry on business (subject to certain revenue threshold rules, which we do not currently meet but may meet in the future), referred to as “Pillar One,” and imposing a minimum effective tax rate on certain multinational enterprises, referred to as “Pillar Two.” A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of the Pillar Two rules. Based on our current understanding of the minimum revenue thresholds contained in the Pillar Two proposal, we currently expect to fall within the scope of its rules. The OECD has issued administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal. We are monitoring developments and evaluating the potential impacts of these new rules, including on our effective tax rates, and considering our eligibility to qualify for these safe harbor rules. As another example, several countries have proposed or enacted taxes applicable to digital services, which could apply to our business.
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
As of January 31, 2025, we had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $1,346.1 million and $626.2 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2037 for federal purposes and 2028 for state purposes if not utilized. U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but such federal NOL carryforwards are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year. A lack of future taxable income would adversely affect our ability to utilize certain of these NOL carryforwards before they expire. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations; generally a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period) is subject to limitations on its ability to utilize its pre-change NOL carryforwards to offset future

Rubrik, Inc.	Q2 2026 Form 10-Q	81

taxable income. We have experienced ownership changes under Section 382 of the Code in the past and we may experience additional ownership changes in the future which could affect our ability to utilize our NOL carryforwards to offset our income. Similar provisions of state tax law may also apply. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future also may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California has suspended the use of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.
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
We issued $1.15 billion of the Notes in June 2025 pursuant to the Indenture. We previously entered into the Amended Credit Facility in August 2023 with Goldman Sachs BDC, Inc., as administrative agent, and the other lenders party thereto, consisting of a $289.5 million term loan and $40.5 million of committed delayed draw term loans. In June 2025, we used a portion of the net proceeds from the

Rubrik, Inc.	Q2 2026 Form 10-Q	82

issuance of the Notes to repay all outstanding balance of $327.9 million under the Amended Credit Facility, and also terminated the Amended Credit Facility.
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
We now have, and may continue to have, debt obligations. A substantial majority of our existing indebtedness consists of indebtedness under the Notes, which matures in June 2030. We may not be able to further refinance the existing indebtedness because of the amount of our debt or adverse conditions in credit markets generally. Our inability to generate sufficient cash flow to satisfy our obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would result in an adverse effect on our business, financial condition, and results of operations.
Furthermore, we may incur significant additional indebtedness in the future. Additional indebtedness incurred in the future could be substantial. To the extent we incur additional indebtedness, the significant leverage risks described above would be exacerbated.
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
Our Class B common stock has 20 votes per share, whereas our Class A common stock has one vote per share. As a result, as of July 31, 2025, holders of our Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 89% of the voting power of our outstanding capital stock, and our directors, executive officers, and affiliated stockholders beneficially own approximately 29% of our outstanding classes of common stock as a whole, but control approximately 87% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	83

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
In addition, as of July 31, 2025, there were 9,128,605 shares of Class B common stock issuable upon the exercise of options and 12,529,774 restricted stock units ("RSUs"), to be settled in shares of our Class B common stock. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options, the vesting and settlement of outstanding RSUs, and other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised or RSUs are vested and settled, subject to compliance with applicable securities laws.

Rubrik, Inc.	Q2 2026 Form 10-Q	84

Further, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
The capped call transactions may affect the market price of the Notes and our Class A common stock.
In connection with the pricing of the Notes and the exercise in full by the initial purchasers of their option to purchase additional Notes, we entered into capped call transactions with certain affiliates of certain initial purchasers and other financial institutions (the “option counterparties”). The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of our Class A common stock initially underlying the Notes. The capped call transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock concurrently with or shortly after the pricing of the Notes, including with, or from, as the case may be, certain investors in the Notes. This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock.
In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the pricing of the Notes and prior to the maturity of the Notes (and are likely to do so following any conversion, repurchase upon a fundamental change or redemption of the Notes, or, to the extent we exercise the relevant election under the capped call transactions, following any other repurchase of the Notes). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock or the Notes.
We are subject to counterparty risk with respect to the capped call transactions.
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral.
Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the option counterparties’ performance under the capped call transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer more dilution, than we currently anticipate with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise, or the conversion or exercise of certain of our securities will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. In addition, the conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock. If we elect to settle our conversion obligation in shares of our Class A common stock or a combination of cash and shares of our common stock with respect to conversions of the Notes, any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	85

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
Based on the market value of our Class A common stock held by non-affiliates as of July 31, 2025, we will cease to be an emerging growth company on January 31, 2026 and therefore will not be able to take advantage of these exemptions.
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
Anti-takeover provisions in our charter documents, the Indenture, and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our Class A common stock.
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
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;

Rubrik, Inc.	Q2 2026 Form 10-Q	86

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
In addition, certain provisions in the Indenture may make it more difficult or expensive for a third party to acquire us. For example, the Indenture will require us, except as described therein, to repurchase the Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Note in connection with a make-whole fundamental change (as defined in the Indenture). A takeover of us may trigger the requirement that we repurchase the Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the exclusive forums for certain disputes between us and our stockholders, which restricts our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, or any action asserting a claim for aiding and abetting such breach of fiduciary duty; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (including any right, obligation, or remedy thereunder); (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action or proceeding asserting a claim against us or any of our current or former directors, officers, or other employees that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such provision. Our amended and restated certificate of incorporation further provides that any person or entity holding, owning, or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Rubrik, Inc.	Q2 2026 Form 10-Q	87

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
On June 13, 2025, we completed the offering of the Convertible Notes. Additional information relating to the issuance of the Convertible Notes can be found in Note 8 Debt, in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Current Report on Form 8-K filed with the SEC on June 13, 2025.

Rubrik, Inc.	Q2 2026 Form 10-Q	88

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended July 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) described below:
On July 13, 2025, Brian McCarthy, President, Global Field Operations, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. McCarthy’s trading arrangement provides for the sale through September 30, 2026 of up to 120,000 shares of our Class A common stock. This represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan.

Rubrik, Inc.	Q2 2026 Form 10-Q	89

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Rubrik, Inc.	8-K	001-42028	3.1	4/29/2024
3.2	Amended and Restated Bylaws of Rubrik, Inc.	8-K	001-42028	3.2	4/29/2024
4.1	Indenture, dated as of June 13, 2025, by and between Rubrik, Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-42028	4.1	6/13/2025
4.2	Form of Global Note, representing Rubrik, Inc.’s 0.00% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-42028	4.2	6/13/2025
10.1	Form of Confirmation for Capped Call Transactions.	8-K	001-42028	10.1	6/13/2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Rubrik Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

Rubrik, Inc.	Q2 2026 Form 10-Q	90

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: September 10, 2025

Rubrik, Inc.
By:	/s/ Bipul Sinha
Name:	Bipul Sinha
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kiran Choudary
Name:	Kiran Choudary
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Rubrik, Inc.	Q2 2026 Form 10-Q	91