Form 10-Q
period 2025-10-31
Rubrik, Inc.
filed 2025-12-08
CIK 1943896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
or
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

As of November 30, 2025, Rubrik Inc. had 151,894,462 shares of Class A common stock outstanding, and 48,247,083 shares of Class B common stock outstanding.

Rubrik, Inc.
FORM 10-Q
For the Fiscal Quarter Ended October 31, 2025

Rubrik, Inc.	Q3 2026 Form 10-Q	2

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

Rubrik, Inc.	Q3 2026 Form 10-Q	3

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

Rubrik, Inc.	Q3 2026 Form 10-Q	4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Rubrik, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	October 31,	January 31,
	2025	2025
Assets
Current assets
Cash and cash equivalents	$307,100	$186,331
Short-term investments	1,295,907	518,813
Accounts receivable, net of allowances of $569 and $499	219,687	177,627
Deferred commissions	100,820	91,919
Prepaid expenses and other current assets	143,183	102,951
Total current assets	2,066,697	1,077,641
Property and equipment, net	66,989	53,194
Deferred commissions, noncurrent	133,624	132,465
Goodwill	199,606	100,343
Other assets, noncurrent	81,739	59,331
Total assets	$2,548,655	$1,422,974
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$11,857	$10,439
Accrued expenses and other current liabilities	182,820	162,602
Deferred revenue	968,167	777,135
Total current liabilities	1,162,844	950,176
Deferred revenue, noncurrent	718,380	642,370
Other liabilities, noncurrent	62,213	61,821
Convertible senior notes, net	1,129,627	—
Debt, noncurrent	—	322,341
Total liabilities	3,073,064	1,976,708
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.000025 par value – 20,000,000 shares authorized as of October 31, 2025 and January 31, 2025; zero shares issued and outstanding as of October 31, 2025 and January 31, 2025	—	—
Class A common stock, $0.000025 par value – 1,070,000,000 shares authorized as of October 31, 2025 and January 31, 2025; 151,877,278 and 101,981,023 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	4	3
Class B common stock, $0.000025 par value – 210,000,000 shares authorized as of October 31, 2025 and January 31, 2025; 48,256,092 and 87,785,767 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	1	2
Additional paid-in capital	2,574,825	2,291,829
Accumulated other comprehensive loss	(44)	(8,235)
Accumulated deficit	(3,099,195)	(2,837,333)
Total stockholders’ deficit	(524,409)	(553,734)
Total liabilities and stockholders’ deficit	$2,548,655	$1,422,974
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q3 2026 Form 10-Q	5

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue
Subscription	$336,390	$221,511	$899,008	$585,021
Maintenance	1,508	4,342	5,798	15,027
Other	12,268	10,325	33,701	28,396
Total revenue	350,166	236,178	938,507	628,444

Cost of revenue
Subscription	59,842	46,486	167,778	166,006
Maintenance	187	824	983	5,473
Other	8,108	8,836	23,418	35,814
Total cost of revenue	68,137	56,146	192,179	207,293

Gross profit	282,029	180,032	746,328	421,151
Operating expenses
Research and development	97,581	80,050	271,503	451,657
Sales and marketing	193,151	158,907	545,129	706,163
General and administrative	66,780	65,862	192,733	281,248
Total operating expenses	357,512	304,819	1,009,365	1,439,068

Loss from operations	(75,483)	(124,787)	(263,037)	(1,017,917)
Interest income	16,591	7,468	36,480	17,688
Interest expense	(1,080)	(10,310)	(16,134)	(31,179)
Loss on debt extinguishment	—	—	(6,653)	—
Other income (expense), net	(965)	(1,333)	(6,515)	(3,406)
Loss before income taxes	(60,937)	(128,962)	(255,859)	(1,034,814)
Income tax expense	2,892	1,948	6,003	5,117
Net loss	$(63,829)	$(130,910)	$(261,862)	$(1,039,931)
Net loss per share, basic and diluted	$(0.32)	$(0.71)	$(1.34)	$(7.27)
Weighted-average shares used in computing net loss per share, basic and diluted	198,379	183,590	195,001	142,985
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q3 2026 Form 10-Q	6

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net loss	$(63,829)	$(130,910)	$(261,862)	$(1,039,931)
Foreign currency translation adjustment, net of tax	(393)	501	6,551	898
Unrealized gain (loss) on available-for-sale securities, net of tax	2,929	321	1,640	525
Total other comprehensive income (loss), net of tax	2,536	822	8,191	1,423
Comprehensive income (loss)	$(61,293)	$(130,088)	$(253,671)	$(1,038,508)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q3 2026 Form 10-Q	7

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)
(unaudited)

	Three Months Ended October 31, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances as of July 31, 2025	197,389,456	$5	$2,473,597	$(2,580)	$(3,035,366)	$(564,344)
Issuance of common stock upon exercise of stock options	72,501	—	486	—	—	486
Issuance of common stock upon settlement of restricted stock units	2,158,880	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	512,854	—	15,494	—	—	15,494
Forfeiture of common stock related to business combination	(321)	—	—	—	—	—
Stock-based compensation	—	—	85,248	—	—	85,248
Other comprehensive income (loss)	—	—	—	2,536	—	2,536
Net loss	—	—	—	—	(63,829)	(63,829)
Balances as of October 31, 2025	200,133,370	$5	$2,574,825	$(44)	$(3,099,195)	$(524,409)

	Three Months Ended October 31, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances as of July 31, 2024	181,422,818	$4	$2,093,874	$(1,638)	$(2,591,534)	$(499,294)
Issuance of common stock upon exercise of stock options	487,997	—	2,877	—	—	2,877
Issuance of common stock upon settlement of restricted stock units	2,877,093	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	406,769	—	11,064	—	—	11,064
Stock-based compensation	—	—	94,354	—	—	94,354
Other comprehensive income (loss)	—	—	—	822	—	822
Net loss	—	—	—	—	(130,910)	(130,910)
Balances as of October 31, 2024	185,194,677	$4	$2,202,169	$(816)	$(2,722,444)	$(521,087)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q3 2026 Form 10-Q	8

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended October 31, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances as of January 31, 2025	189,766,790	$5	$2,291,829	$(8,235)	$(2,837,333)	$(553,734)
Issuance of common stock upon exercise of stock options	510,383	—	3,594	—	—	3,594
Issuance of common stock upon settlement of restricted stock units	7,386,523	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	1,007,780	—	28,986	—	—	28,986
Issuance of common stock for business combination, net of settlement for tax withholding and forfeiture	1,461,894	—	88,233	—	—	88,233
Purchase of capped calls related to convertible senior notes	—	—	(88,550)	—	—	(88,550)
Stock-based compensation	—	—	250,733	—	—	250,733
Other comprehensive income (loss)	—	—	—	8,191	—	8,191
Net loss	—	—	—	—	(261,862)	(261,862)
Balances as of October 31, 2025	200,133,370	$5	$2,574,825	$(44)	$(3,099,195)	$(524,409)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q3 2026 Form 10-Q	9

	Nine Months Ended October 31, 2024
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount
Balances as of January 31, 2024	74,182,559	$714,713	61,262,729	$1	$265,494	$(2,239)	$(1,682,513)	$(1,419,257)
Conversion of redeemable convertible preferred stock and founder stock to common stock upon initial public offering	(74,182,559)	(714,713)	74,182,559	2	714,711	—	—	714,713
Issuance of common stock upon initial public offering and underwriters' exercise of over-allotment option, net of underwriting discounts and commissions, and offering costs	—	—	26,972,252	1	805,134	—	—	805,135
Issuance of common stock upon exercise of stock options	—	—	1,168,397	—	6,595	—	—	6,595
Issuance of common stock upon settlement of restricted stock units	—	—	21,201,971	—	(432,512)	—	—	(432,512)
Issuance of common stock under employee stock purchase plan	—	—	406,769	—	11,064	—	—	11,064
Stock-based compensation	—	—	—	—	831,683	—	—	831,683
Other comprehensive income (loss)	—	—	—	—	—	1,423	—	1,423
Net loss	—	—	—	—	—	—	(1,039,931)	(1,039,931)
Balances as of October 31, 2024	—	$—	185,194,677	$4	$2,202,169	$(816)	$(2,722,444)	$(521,087)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q3 2026 Form 10-Q	10

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(261,862)	$(1,039,931)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,423	21,542
Stock-based compensation	244,464	827,875
Amortization of deferred commissions	79,344	66,372
Non-cash interest	—	29,127
Loss on debt extinguishment	6,653	—
Deferred income taxes	2,591	1,527
Other	(1,462)	(4,670)
Changes in operating assets and liabilities:
Accounts receivable	(42,700)	(14,312)
Deferred commissions	(89,404)	(90,428)
Prepaid expenses and other assets	(59,748)	(14,291)
Accounts payable	1,387	3,888
Accrued expenses and other liabilities	17,135	950
Deferred revenue	267,042	176,982
Net cash provided by (used in) operating activities	189,863	(35,369)
Cash flows from investing activities:
Purchases of property and equipment	(11,087)	(11,296)
Capitalized internal-use software	(11,004)	(6,902)
Purchases of investments	(1,289,391)	(641,292)
Sale of investments	—	27,978
Maturities of investments	520,913	243,912
Payments for business combinations, net of cash acquired	(20,903)	—
Net cash used in investing activities	(811,472)	(387,600)
Cash flows from financing activities:
Proceeds from initial public offering and underwriters' exercise of over-allotment option, net of underwriting discounts and commissions	—	815,209
Taxes paid related to net share settlement of equity awards	(6,339)	(432,512)
Proceeds from exercise of stock options	3,589	6,592
Proceeds from issuance of common stock under employee stock purchase plan	28,986	11,064
Payments for deferred offering costs, net	—	(3,545)
Proceeds from issuance of convertible senior notes, net of discount	1,129,875	—
Repayment of debt and related costs	(329,646)	—
Payments for debt discount costs	—	(475)
Payments for debt issuance costs	(1,903)	(233)
Purchase of capped calls related to convertible senior notes	(88,550)	—
Net cash provided by financing activities	736,012	396,100
Effect of exchange rate on cash, cash equivalents, and restricted cash	6,550	898
Net increase (decrease) in cash, cash equivalents, and restricted cash	120,953	(25,971)
Cash, cash equivalents, and restricted cash, beginning of period	193,594	137,059
Cash, cash equivalents, and restricted cash, end of period	$314,547	$111,088
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$7,685	$8,769
Cash paid for interest	11,807	5,247
Non-cash investing and financing activities:
Transfers of inventory to property and equipment	$—	$102
Property and equipment received, included in payables and accrued but not paid	$1,004	$537
Stock-based compensation capitalized in internal-use software	$6,165	$3,602
Fair value of common stock issued as consideration for business combination	$93,849	$—
Unpaid taxes related to business combination included in accrued expenses and other current liabilities	$356	$—
Acquisition holdback accrued not paid in accrued expenses and other current liabilities	$760	$—
Leasehold improvements funded directly by lessor included in property and equipment, net	$885	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q3 2026 Form 10-Q	11

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

Rubrik, Inc.	Q3 2026 Form 10-Q	12

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

Rubrik, Inc.	Q3 2026 Form 10-Q	13

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
Timing of revenue recognition (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Subscription revenue
Products and services transferred over time	$300,520	$200,102	$817,940	$534,283
Products and services transferred at a point in time	35,870	21,409	81,068	50,738
Maintenance revenue
Products and services transferred over time	1,508	4,342	5,798	15,027
Other revenue
Products and services transferred over time	9,834	7,530	27,807	22,025
Products and services transferred at a point in time	2,434	2,795	5,894	6,371
Total revenue	$350,166	$236,178	$938,507	$628,444

Rubrik, Inc.	Q3 2026 Form 10-Q	14

Contract assets
The Company invoices its customers in accordance with contractual billing terms established in each contract. As the Company performs under customer contracts, its right to consideration that is unconditional is classified as accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenue the Company has recognized in excess of the amount it has billed to the customer is classified as a contract asset. Contract assets are included in prepaid expenses and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. There were $10.3 million and $8.5 million of contract assets as of October 31, 2025 and January 31, 2025, respectively. The current and noncurrent contract assets balances as of October 31, 2025 were $4.4 million and $5.9 million, respectively, and as of January 31, 2025 were $4.5 million and $4.0 million, respectively.
Deferred revenue
Deferred revenue, which are contract liabilities, are amounts received or due from customers in advance of the Company’s performance. The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year of the unaudited condensed consolidated balance sheet date. The Company invoices customers upfront for the majority of contracts, and the increase in the Company’s deferred revenue corresponds to an increase in revenue contracts that include SaaS and support in which the Company satisfies its performance obligations typically over the contractual service period. During the three and nine months ended October 31, 2025, the Company recognized revenue of approximately $299.3 million and $661.0 million, respectively, pertaining to amounts deferred as of July 31, 2025 and January 31, 2025, respectively. During the three and nine months ended October 31, 2024, the Company recognized revenue of approximately $192.4 million and $419.2 million, respectively, pertaining to amounts deferred as of July 31, 2024 and January 31, 2024, respectively.
Transaction price allocated to the remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue for contracts that have been invoiced and will be recognized as revenue in future periods.
As of October 31, 2025, total remaining non-cancellable performance obligations under the Company’s contracts with customers was approximately $2.13 billion. The Company expects to recognize approximately 53% of this amount as revenue over the next 12 months, with the remaining balance to be recognized as revenue thereafter.
Concentration of Risk
Credit risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are primarily held in three financial institutions and, at times, may exceed federally insured limits. The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. The Company has not experienced any material credit losses as of October 31, 2025.
Concentration of revenue and accounts receivable
The following customers individually accounted for 10% or more of total revenue or 10% or more of accounts receivable, net:

	Revenue				Accounts Receivable, Net
	Three Months Ended October 31,		Nine Months Ended October 31,		October 31,	January 31,
	2025	2024	2025	2024	2025	2025
Partner A	27%	28%	28%	29%	28%	33%
Partner B	31%	33%	32%	34%	23%	20%
Partner C	*	10%	*	10%	10%	14%
* Less than 10%
Vendor risk
The Company uses third-party vendors for delivering its SaaS. While these services are highly available and designed to be resilient to failure of infrastructure, the Company’s services could be significantly impacted if the third-party vendors’ services experience certain types of interruptions.

Rubrik, Inc.	Q3 2026 Form 10-Q	15

The Company relies on a limited number of suppliers for its contract manufacturing and certain raw material components. In instances where suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time.
Convertible Senior Notes
In June 2025, the Company issued $1.15 billion aggregate principal amount of 0.00% convertible senior notes due June 2030 (the “Convertible Notes”), which are recorded at their carrying value on the unaudited condensed consolidated balance sheets. The Convertible Notes will be classified as long-term liabilities until they are scheduled to mature within one year of the balance sheet date or become repayable within one year of the balance sheet date. Debt discount and issuance costs in connection with the issuance of the Convertible Notes are recorded as a reduction to the Convertibles Notes and are amortized as interest expense using the effective interest rate method over the contractual term of the Convertible Notes. The amortized debt discount and issuance costs are included within interest expense on the unaudited condensed consolidated statements of operations. The Company evaluates conversion features to determine if they are required to be accounted for separately as embedded derivatives.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 and interim periods within those annual reporting periods and can be applied prospectively, retrospectively, or with a modified transition approach, with early adoption permitted. The Company is assessing the impact of adopting this standard.
Note 3 – Revenue by Geography
The geographic regions are the Americas, EMEA (Europe, the Middle East, and Africa) and APAC (Asia Pacific). The following table sets forth revenue by geographic area based on ship to address (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Americas	$255,658	$169,350	$683,713	$450,785
EMEA	80,686	56,620	218,483	152,710
APAC	13,822	10,208	36,311	24,949
Total revenue	$350,166	$236,178	$938,507	$628,444
For the three months ended October 31, 2025 and 2024, United States accounted for $245.9 million and $163.6 million, respectively, or 70% and 69%, respectively, of consolidated total revenue. For the nine months ended October 31, 2025 and 2024, United States accounted for $657.8 million and $434.1 million, respectively, or 70% and 69%, respectively, of consolidated total revenue.

Rubrik, Inc.	Q3 2026 Form 10-Q	16

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
During the three months ended April 30, 2025, the Company completed an immaterial acquisition for aggregate purchase consideration of $2.0 million and accounted for it as a business combination from the date of acquisition. $0.7 million of the purchase consideration was allocated to intangible assets and the remaining $1.3 million to goodwill.
During the three months ended October 31, 2025, the Company completed two immaterial acquisitions for aggregate purchase consideration of $11.0 million and accounted for them as business combinations from the respective dates of acquisition. $5.9 million of the purchase consideration was allocated to intangible assets and the remaining $5.1 million to goodwill.
Pro forma results of operations for the business combinations have not been presented, as they were not material to the Company's unaudited condensed consolidated statements of operations. Acquisition-related costs for the business combinations were expensed as incurred within general and administrative expense in the unaudited condensed consolidated statements of operations and were not material.
Acquired intangible assets are as follows (in thousands):

	October 31, 2025
	Gross	Accumulated Amortization	Net
Acquired technology	$28,641	$(9,930)	$18,711
Total	$28,641	$(9,930)	$18,711

	January 31, 2025
	Gross	Accumulated Amortization	Net
Acquired technology	$11,000	$(5,349)	$5,651
Total	$11,000	$(5,349)	$5,651
The Company recognized $2.4 million and $0.9 million amortization expense in acquired intangible assets for the three months ended October 31, 2025 and 2024, respectively, and $4.6 million and $2.7 million for the nine months ended October 31, 2025 and 2024, respectively.

Rubrik, Inc.	Q3 2026 Form 10-Q	17

The following table summarizes the estimated future amortization expense of the acquired intangible assets as of October 31, 2025 (in thousands):

Fiscal year	Amount
Remainder of 2026	$2,907
2027	9,816
2028	4,513
2029	1,475
Total	$18,711
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
The Company did not have any level 3 investments as of October 31, 2025 and January 31, 2025. The following table summarizes the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value by significant investment category reported as cash and cash equivalents or short-term investments (in thousands):

					Reported as
October 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$70,104	$—	$—	$70,104	$70,104	$—
Level 1:
Money market funds	233,037	—	—	233,037	233,037	—
U.S. Treasuries	532,503	609	(161)	532,951	—	532,951
Subtotal	765,540	609	(161)	765,988	233,037	532,951
Level 2:
Certificate of deposit	8,857	11	—	8,868	—	8,868
Commercial paper	35,574	28	—	35,602	3,959	31,643
Corporate bonds	710,355	1,564	(40)	711,879	—	711,879
U.S. government agencies	10,558	8	—	10,566	—	10,566
Subtotal	765,344	1,611	(40)	766,915	3,959	762,956
Total	$1,600,988	$2,220	$(201)	$1,603,007	$307,100	$1,295,907

Rubrik, Inc.	Q3 2026 Form 10-Q	18

					Reported as
January 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$75,541	$—	$—	$75,541	$75,541	$—
Level 1:
Money market funds	96,423	—	—	96,423	96,423	—
U.S. Treasuries	259,327	345	(76)	259,596	—	259,596
Subtotal	355,750	345	(76)	356,019	96,423	259,596
Level 2:
Commercial paper	88,732	8	(3)	88,737	14,367	74,370
Corporate bonds	184,742	195	(90)	184,847	—	184,847
Subtotal	273,474	203	(93)	273,584	14,367	259,217
Total	$704,765	$548	$(169)	$705,144	$186,331	$518,813

The following table summarizes the estimated fair value of the Company’s investments by their remaining contractual maturity dates (in thousands):

October 31, 2025
Due within one year	$754,148
Due between one to two years	541,759
Total	$1,295,907
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis, and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for its short-term investments there were no material credit or non-credit related impairments as of October 31, 2025 and January 31, 2025.
Convertible Notes
As of October 31, 2025, the total estimated fair value of the Convertible Notes was $1.10 billion. The fair value was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 8 Debt.
Note 6 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31,	January 31,
	2025	2025
Prepaid expenses	$124,901	$77,857
Inventory, net	5,305	4,183
Contract assets, current	4,376	4,537
Other current assets	8,601	16,374
Total prepaid expenses and other current assets	$143,183	$102,951

Rubrik, Inc.	Q3 2026 Form 10-Q	19

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31,	January 31,
	2025	2025
Equipment	$79,363	$75,589
Capitalized internal-use software	53,301	36,132
Leasehold improvements	22,800	12,739
Furniture and fixtures	5,012	4,687
Total property and equipment, gross	160,476	129,147
Less: accumulated depreciation and amortization	(93,487)	(75,953)
Total property and equipment, net	$66,989	$53,194
Depreciation expense related to the Company’s property and equipment, which did not include amortization expense related to capitalized internal-use software, was $4.3 million for each of the three months ended October 31, 2025 and 2024, and $13.1 million for each of the nine months ended October 31, 2025 and 2024.
Amortization expense relating to capitalized internal-use software was $3.2 million and $2.2 million for the three months ended October 31, 2025 and 2024, respectively, and $8.7 million and $5.7 million for the nine months ended October 31, 2025 and 2024, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31,	January 31,
	2025	2025
Accrued expenses	$52,430	$30,983
Accrued bonuses	41,943	49,104
Accrued sales commissions	27,434	27,627
Accrued payroll-related expenses, taxes, and benefits	45,393	38,533
Operating lease liabilities	11,641	10,087
Other	3,979	6,268
Total accrued expenses and other current liabilities	$182,820	$162,602

Rubrik, Inc.	Q3 2026 Form 10-Q	20

Note 7 – Leases
The Company has operating leases for its offices and data centers. Balance sheet information related to operating leases was as follows (in thousands):

	October 31,	January 31,
Reported as:	2025	2025
Other assets, noncurrent (operating lease ROU assets)	$33,112	$25,906

Accrued expenses and other current liabilities (operating lease liabilities, current)	11,641	10,087
Other liabilities, noncurrent (operating lease liabilities, noncurrent)	25,204	18,382
Total operating lease liabilities	$36,845	$28,469
The Company had operating lease costs of $3.7 million and $3.0 million for the three months ended October 31, 2025 and 2024, respectively, and $11.0 million and $8.9 million for the nine months ended October 31, 2025 and 2024, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

	Nine Months Ended October 31,
	2025	2024
Cash paid for amounts included in measurement of operating lease liabilities	$9,900	$9,217
ROU assets obtained in exchange of lease liabilities for new operating leases	$17,356	$2,335
Supplemental information related to the remaining lease term and discount rate were as follows:

	October 31,	January 31,
	2025	2025
Weighted-average remaining lease term	3.3 years	3.0 years
Weighted-average discount rate	6.0%	5.5%
The following table summarizes the maturity of the Company’s operating lease liabilities as of October 31, 2025 (in thousands):

Fiscal year	Operating Leases
Remainder of 2026	$3,886
2027	13,412
2028	12,245
2029	5,412
2030	4,286
Thereafter	2,485
Total operating lease payments	41,726
Less: imputed interest	(4,881)
Total operating lease liabilities	$36,845
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

Rubrik, Inc.	Q3 2026 Form 10-Q	21

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
Under the Amended Delayed Draw Term Loan, the Company borrowed zero and $29.1 million during the nine months ended October 31, 2025 and 2024, respectively.
In June 2025, the Company repaid in full the outstanding balance of $327.9 million under the Amended Credit Facility, which consisted of $289.5 million under the Amended Term Loan and $38.4 million under the Amended Delayed Draw Term Loan, and terminated the Amended Credit Agreement. In conjunction with the repayment, the Company incurred a loss on early extinguishment of debt of $6.7 million related to the write-off of unamortized debt discount and issuance costs and prepayment premium, which was recorded as a loss on debt extinguishment in the unaudited condensed consolidated statements of operations for the nine months ended October 31, 2025.

Rubrik, Inc.	Q3 2026 Form 10-Q	22

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
The net carrying amount of the Convertible Notes was as follows (in thousands):

October 31, 2025
Principal	$1,150,000
Unamortized debt discount and issuance costs	(20,373)
Net carrying amount	$1,129,627
For the three and nine months ended October 31, 2025, amortization of debt discount and issuance costs was $1.1 million and $1.7 million, respectively. The debt discount and issuance costs are being amortized into interest expense on the unaudited condensed consolidated statements of operations over the term of the Convertible Notes at an effective interest rate of 0.19%.

Rubrik, Inc.	Q3 2026 Form 10-Q	23

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
Note 9 – Commitments and Contingencies
Purchase Commitments
In June 2025, the Company amended an existing hosting service contract with a third party. The amendment extended the original contract term by approximately two years to April 2029, and increased the minimum spending amount by $375.0 million from the original spending commitment of $220.0 million. As of October 31, 2025, the Company had $336.3 million remaining on this commitment.
In addition to the commitments described above, as of October 31, 2025, the Company had other remaining purchase commitments of approximately $188.1 million primarily for hosting costs and software and subscription services.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	24

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

Rubrik, Inc.	Q3 2026 Form 10-Q	25

The Company has reserved shares of its common stock for future issuance as follows (in thousands):

	October 31,	January 31,
	2025	2025
2014 Stock Option and Grant Plan:
Outstanding stock options	9,056	9,570
Outstanding restricted stock units	10,795	18,039
2024 Equity Incentive Plan:
Outstanding restricted stock units	10,963	4,217
Shares available for future issuance under the 2024 Plan	60,195	57,591
2024 Employee Stock Purchase Plan	5,090	4,201
Total shares of common stock reserved	96,099	93,618
Stock Options
Options issued under the Company’s 2014 Plan and 2024 Plan generally are exercisable for periods not to exceed ten years.
A summary of the stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2025	9,570,134	$27.80	8.2	$435,133
Granted	—	—
Exercised	(510,383)	7.04		35,174
Cancelled	(3,647)	11.73
Outstanding as of October 31, 2025	9,056,104	$28.98	7.8	$419,219
Vested and exercisable as of October 31, 2025	3,551,196	$24.31	6.7	$180,966
The intrinsic value of the options exercised represents the difference between the estimated fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.
There were no options with only a service-based vesting condition granted during the nine months ended October 31, 2025 and 2024. In June 2022, the Company’s board of directors approved the grant of a stock option under the 2014 Plan to the Company's CEO, Mr. Sinha, to purchase up to 8,000,000 of Class B common stock, contingent and effective upon a listing event, which includes the Company's IPO (the “CEO Performance Award” or "the Award"). The CEO Performance Award was granted upon the Company's IPO in April 2024 and vests upon the satisfaction of a service condition and achievement of certain stock price targets.
As of October 31, 2025, there was approximately $50.0 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units
The Company grants service-based condition RSUs, service- and performance-based conditions RSUs, and service-, market-, and performance-based conditions RSUs. RSUs issued under the 2014 Plan and 2024 Plan typically have an expiry period of seven years from the grant date.

Rubrik, Inc.	Q3 2026 Form 10-Q	26

A summary of the RSU activity and related information is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of January 31, 2025	22,215,749	$31.30
Granted	8,818,284	66.83
Vested	(7,386,523)	29.52
Forfeited	(1,929,949)	36.72
Unvested as of October 31, 2025	21,717,561	45.85
Vested and not yet released	40,625	11.35
Outstanding as of October 31, 2025	21,758,186	$45.79
For the nine months ended October 31, 2025 and 2024, the total grant date fair value of vested RSUs was $218.1 million and $508.7 million, respectively.
As of October 31, 2025, there was approximately $757.2 million of unrecognized stock-based compensation expense relating to RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.
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
As of October 31, 2025, there was approximately $36.4 million of unrecognized stock-based compensation expense relating to the restricted stock.
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
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.4 - 2.0
Expected volatility	61.5% - 65.7%	56.5% - 69.1%	59.0% - 65.7%	56.5% - 71.7%
Risk-free interest rate	3.6% - 3.8%	3.6% - 4.4%	3.6% - 4.3%	3.6% - 5.4%
Dividend yield	—	—	—	—

Rubrik, Inc.	Q3 2026 Form 10-Q	27

As of October 31, 2025, there was approximately $8.8 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 1.0 years.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Cost of revenue
Subscription	$4,164	$4,684	$12,275	$45,358
Maintenance	35	196	193	2,939
Other	614	1,075	2,021	13,603
Research and development	29,135	23,088	73,681	275,562
Sales and marketing	29,818	27,468	83,600	301,611
General and administrative	18,701	36,016	72,694	188,802
Total stock-based compensation expense	$82,467	$92,527	$244,464	$827,875
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31,
	2025		2024
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(47,165)	$(16,664)	$(53,934)	$(76,976)
Denominator:
Weighted-average common stock shares used in computing net loss per share, basic and diluted	146,589	51,790	75,638	107,952
Net loss per common stock share, basic and diluted	$(0.32)	$(0.32)	$(0.71)	$(0.71)

	Nine Months Ended October 31,
	2025		2024
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(174,795)	$(87,067)	$(327,198)	$(712,733)
Denominator:
Weighted-average common stock shares used in computing net loss per share, basic and diluted	130,165	64,836	44,988	97,997
Net loss per common stock share, basic and diluted	$(1.34)	$(1.34)	$(7.27)	$(7.27)

Rubrik, Inc.	Q3 2026 Form 10-Q	28

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three and Nine Months Ended October 31,
	2025	2024
Issued and outstanding stock options	9,056	9,985
Unvested RSUs issued and outstanding	21,718	23,285
Convertible notes	9,218	—
Restricted stock issued for business combination	402	—
Total	40,394	33,270
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
Note 12 – Income Taxes
The Company recorded an income tax expense of $2.9 million and $1.9 million for the three months ended October 31, 2025 and 2024, respectively, and $6.0 million and $5.1 million for the nine months ended October 31, 2025 and 2024, respectively.
For the three months ended October 31, 2025, the income tax provision consisted of taxes on the income of the Company's foreign subsidiaries, foreign withholding taxes, and U.S. state taxes, partially offset by excess benefits from stock-based compensation deductions in the UK. For the three months ended October 31, 2024, the income tax provision consisted of taxes on the income of the Company's foreign subsidiaries, foreign withholding taxes, and U.S. state taxes.
For the nine months ended October 31, 2025, the income tax provision consisted of taxes on the income of the Company's foreign subsidiaries, foreign withholding taxes, and U.S. state taxes, partially offset by excess benefits from stock-based compensation deductions in the UK. For the nine months ended October 31, 2024, the income tax provision consisted of taxes on the income of the Company’s foreign subsidiaries, foreign withholding taxes, and U.S. state taxes, partially offset by a U.S. federal & state tax benefit as a result of several of the Company's foreign subsidiaries making an election to be treated as U.S. branches for federal income tax purposes effective in fiscal year ended January 31, 2024.
As of October 31, 2025, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	29

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
The Company does not have intra-entity sales or transfers.
The following table presents the segment information (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Total revenue	$350,166	$236,178	$938,507	$628,444
Less:
Adjusted subscription cost of revenue (1)	52,583	40,760	149,467	117,750
Remaining cost of revenue	4,854	6,114	14,164	18,430
Remaining research and development expenses	66,448	54,886	191,649	169,789
Remaining sales and marketing expenses	161,829	129,958	457,111	400,048
Remaining general and administrative expenses	46,800	28,616	116,120	88,856
Stock-based compensation expense (2)	82,467	92,527	244,464	827,875
Depreciation and amortization	8,270	7,181	23,988	20,864
Amortization of acquired intangibles	2,398	923	4,581	2,749
Interest expense	1,080	10,310	16,134	31,179
Income tax expense (benefit)	2,892	1,948	6,003	5,117
Other items (3)	965	1,333	13,168	3,406
Plus:
Interest income	16,591	7,468	36,480	17,688
Segment net loss	(63,829)	(130,910)	(261,862)	(1,039,931)

Consolidated net loss	$(63,829)	$(130,910)	$(261,862)	$(1,039,931)
(1) Adjusted subscription cost of revenue is subscription cost of revenue adjusted for stock-based compensation expense, amortization of acquired intangibles, and stock-based compensation from amortization of capitalized internal-use software as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Subscription cost of revenue	$59,842	$46,486	$167,778	$166,006
Less:
Stock-based compensation expense	4,164	4,684	12,275	45,358
Stock-based compensation from amortization of capitalized internal-use software	697	119	1,455	149
Amortization of acquired intangibles	2,398	923	4,581	2,749
Adjusted subscription cost of revenue	$52,583	$40,760	$149,467	$117,750
(2) See Note 10 for stock-based compensation expense by captions.
(3) Other items include foreign currency exchange gains (losses).

Rubrik, Inc.	Q3 2026 Form 10-Q	30

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

Rubrik, Inc.	Q3 2026 Form 10-Q	31

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
Subscription ARR
Subscription ARR is calculated as the annualized value of our active subscriptions as of the measurement date, based on our customers’ total contract value, and assuming any contract that expires during the next 12 months is renewed on existing terms. Subscriptions include offerings for our RSC platform and related data security SaaS solutions, term-based licenses for our RSC-Private platform and related products, prior sales of CDM sold as a subscription term-based license with associated support and related SaaS products, and standalone sales of our SaaS subscription products like Anomaly Detection and Sensitive Data Monitoring. We believe Subscription ARR illustrates our success in acquiring new subscription customers and maintaining and expanding our relationships with existing subscription customers.
The following table sets forth our Subscription ARR as of the dates presented:

	October 31,
	2025	2024

	(in thousands, except percentages)
Subscription ARR	$1,346,836	$1,002,252
% growth	34%	38%

Rubrik, Inc.	Q3 2026 Form 10-Q	32

Subscription ARR does not include any maintenance revenue associated with perpetual licenses, which we generally no longer offer. Of the 34% and 38% growth, approximately 1.2 percentage points and 2.0 percentage points of growth for the twelve months ended
October 31, 2025 and 2024, respectively, were a result of transitioning our existing maintenance customers to our subscription editions. We expect the contributions to growth from these transitions to continue to subside in fiscal 2026.
Cloud Annual Recurring Revenue, or Cloud ARR
Cloud ARR is calculated as the annualized value of our active cloud-based subscriptions as of the measurement date, based on our customers’ total contract value, and assuming any contract that expires during the next 12 months is renewed on existing terms. Our cloud-based subscriptions include RSC and RSC-Government (excluding RSC-Private). Cloud ARR also includes SaaS subscription products like Anomaly Detection and Sensitive Data Monitoring, which are sold standalone or with prior sales of term-based license offerings of CDM. We believe that Cloud ARR provides important information on new and existing customers purchasing new RSC subscription offerings and existing subscription term-based license customers renewing with RSC subscription offerings.
The following table sets forth our Cloud ARR as of the dates presented:

	October 31,
	2025	2024

	(in thousands, except percentages)
Cloud ARR	$1,174,693	$768,838
% growth	53%	69%
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
The following table sets forth the number of customers with $100,000 or more in Subscription ARR as of the dates presented:

	October 31,
	2025	2024
Customers with $100,000 or more in Subscription ARR	2,638	2,085
% growth	27%	32%

Rubrik, Inc.	Q3 2026 Form 10-Q	33

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
Free Cash Flow
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less cash used for purchases of property and equipment and capitalized internal-use software. We believe that free cash flow is a helpful indicator of liquidity that provides information to management and investors about the amount of cash generated or used by our operations that, after the investments in property and equipment and capitalized internal-use software, can be used for strategic initiatives, including investing in our business and strengthening our financial position. The limitation of free cash flow is that it does not reflect our future contractual commitments and may fluctuate due to the timing of cash payments received from our customers and payments relative to expenses, including discretionary cash payments of our debt interest expense pursuant to the terms of our Amended Credit Facility, prepayments of other spend, including hosting prepayments, and charitable donations. Additionally, free cash flow is not a substitute for cash provided by (used in) operating activities, and the utility of free cash flow as a measure of our liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period.
Free cash flow was $167.8 million and $(53.6) million for the nine months ended October 31, 2025 and 2024, respectively. Free cash flow for the nine months ended October 31, 2024 includes a cash outlay of $22.8 million for employer payroll taxes due to the vesting of certain equity awards in conjunction with the initial public offering. Adjusting for this, the improvement in free cash flow was primarily due to higher sales, including timing of renewals, improved operating leverage and optimizing our capital structure. This trend when combined with changes in new business growth, may result in free cash flow volatility across periods.
In the longer term, we view continued Subscription ARR growth, operating leverage, and the mix of annual versus upfront payment terms on our multi-year contracts as primary drivers of free cash flow. See the risk factor titled “We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline” in the section titled “Risk Factors.”
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities for the periods presented:

	Nine Months Ended October 31,
	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$189,863	$(35,369)
Less: Purchases of property and equipment	(11,087)	(11,296)
Less: Capitalized internal-use software	(11,004)	(6,902)
Free cash flow	$167,772	$(53,567)
Net cash used in investing activities	$(811,472)	$(387,600)
Net cash provided by financing activities	$736,012	$396,100

Rubrik, Inc.	Q3 2026 Form 10-Q	34

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
Subscription ARR Contribution Margin was 10% and (3)% for the 12 months ended October 31, 2025 and 2024, respectively. For the 12 months ended October 31, 2024, the non-GAAP expenses included the recognition of $22.8 million for employer payroll taxes due to the vesting of certain equity awards in conjunction with the initial public offering. Adjusting for this, the increase in Subscription ARR Contribution Margin was primarily driven by the strong year-over-year growth in Subscription ARR, compared to year-over-year growth in non-GAAP subscription costs of sales and non-GAAP operating expenses. We believe that this increase in Subscription ARR Contribution Margin reflects increased operating leverage in our business.
The following table presents the calculation of Subscription ARR Contribution Margin for the periods presented as well as a reconciliation of (i) non-GAAP subscription cost of revenue to subscription cost of revenue and (ii) non-GAAP operating expenses to operating expenses:

	Twelve Months Ended October 31,
	2025	2024

	(in thousands, except percentages)
Subscription cost of revenue	$216,808	$196,395
Stock-based compensation expense	(16,431)	(45,360)
Stock-based compensation from amortization of capitalized internal-use software	(1,579)	(163)
Amortization of acquired intangibles	(5,505)	(3,672)
Non-GAAP subscription cost of revenue	$193,293	$147,200

Operating expenses	$1,325,125	$1,657,219
Stock-based compensation expense	(310,872)	(769,401)
Non-GAAP operating expenses	$1,014,253	$887,818

Subscription ARR	$1,346,836	$1,002,252
Non-GAAP subscription cost of revenue	(193,293)	(147,200)
Non-GAAP operating expenses	(1,014,253)	(887,818)
Subscription ARR Contribution	$139,290	$(32,766)
Subscription ARR Contribution Margin	10%	(3)%

Rubrik, Inc.	Q3 2026 Form 10-Q	35

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
As customers continue to adopt or transition to RSC, we expect the ratable portion of our subscription revenue to increase. We expect certain customers to consume our platform and products through a mix of RSC and RCDM-T as they complete the migration, which will result in a recognition of a portion of the associated revenue for these customers upfront. Furthermore, our subscription revenue will also fluctuate when qualified customers choose to exercise or forfeit their customer options that are accounted for as material rights. We expect to continue seeing these benefits in revenue growth due to the non-recurring revenue related to material rights, and we believe these benefits will decline for the remainder of fiscal 2026. Moreover, we expect these benefits will further decline in fiscal 2027. The combination of both of these factors will limit and cause fluctuations in our subscription revenue growth through fiscal 2027, depending in part on the timing of our existing customers’ transition to RSC and exercises or forfeitures of Subscription Credits.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	36

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

Rubrik, Inc.	Q3 2026 Form 10-Q	37

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

Rubrik, Inc.	Q3 2026 Form 10-Q	38

Results of Operations
The following tables summarize our unaudited condensed consolidated statements of operations data for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Revenue
Subscription	$336,390	$221,511	$899,008	$585,021
Maintenance	1,508	4,342	5,798	15,027
Other	12,268	10,325	33,701	28,396
Total revenue	350,166	236,178	938,507	628,444
Cost of revenue
Subscription(1)	59,842	46,486	167,778	166,006
Maintenance(1)	187	824	983	5,473
Other(1)	8,108	8,836	23,418	35,814
Total cost of revenue	68,137	56,146	192,179	207,293
Gross profit	282,029	180,032	746,328	421,151
Operating expenses
Research and development(1)	97,581	80,050	271,503	451,657
Sales and marketing(1)	193,151	158,907	545,129	706,163
General and administrative(1)	66,780	65,862	192,733	281,248
Total operating expenses	357,512	304,819	1,009,365	1,439,068
Loss from operations	(75,483)	(124,787)	(263,037)	(1,017,917)
Interest income	16,591	7,468	36,480	17,688
Interest expense	(1,080)	(10,310)	(16,134)	(31,179)
Loss on debt extinguishment	—	—	(6,653)	—
Other income (expense), net	(965)	(1,333)	(6,515)	(3,406)
Loss before income taxes	(60,937)	(128,962)	(255,859)	(1,034,814)
Income tax expense	2,892	1,948	6,003	5,117
Net loss	$(63,829)	$(130,910)	$(261,862)	$(1,039,931)
Net loss per share, basic and diluted	$(0.32)	$(0.71)	$(1.34)	$(7.27)
Weighted-average shares used in computing net loss per share, basic and diluted	198,379	183,590	195,001	142,985
(1) Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue
Subscription	$4,164	$4,684	$12,275	$45,358
Maintenance	35	196	193	2,939
Other	614	1,075	2,021	13,603
Research and development	29,135	23,088	73,681	275,562
Sales and marketing	29,818	27,468	83,600	301,611
General and administrative	18,701	36,016	72,694	188,802
Total stock-based compensation expense	$82,467	$92,527	$244,464	$827,875

Rubrik, Inc.	Q3 2026 Form 10-Q	39

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue
Subscription	96%	94%	96%	93%
Maintenance	—	2	1	2
Other	4	4	3	5
Total revenue	100	100	100	100
Cost of revenue
Subscription	17	20	18	26
Maintenance	—	1	—	1
Other	2	3	2	6
Total cost of revenue	19	24	20	33
Gross profit	81	76	80	67
Operating expenses
Research and development	28	34	29	72
Sales and marketing	56	67	58	112
General and administrative	19	28	21	45
Total operating expenses	103	129	108	229
Loss from operations	(22)	(53)	(28)	(162)
Interest income	5	3	4	3
Interest expense	—	(4)	(2)	(5)
Loss on debt extinguishment	—	—	(1)	—
Other income (expense), net	—	(1)	(1)	(1)
Loss before income taxes	(17)	(55)	(28)	(165)
Income tax expense	1	—	—	—
Net loss	(18)%	(55)%	(28)%	(165)%
Comparison of the Three and Nine Months Ended October 31, 2025 and 2024
Revenue

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Subscription	$336,390	$221,511	$114,879	52%
Maintenance	1,508	4,342	(2,834)	(65)%
Other	12,268	10,325	1,943	19%
Total revenue	$350,166	$236,178	$113,988	48%

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Subscription	$899,008	$585,021	$313,987	54%
Maintenance	5,798	15,027	(9,229)	(61)%
Other	33,701	28,396	5,305	19%
Total revenue	$938,507	$628,444	$310,063	49%

Rubrik, Inc.	Q3 2026 Form 10-Q	40

Growth in subscription revenue for the three and nine months ended October 31, 2025 was driven by growth in Subscription ARR and some benefits as customers exercised or forfeited their Subscription Credits. For the three months ended October 31, 2025, non-recurring revenue related to material rights accounted for approximately $24.6 million in non-recurring revenue. We expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits for the remainder of fiscal 2026, although we expect a sequential decrease in the amount of revenue attributable to material rights. We believe these benefits will decline for the remainder of fiscal 2026. Moreover, we expect these benefits will further decline in fiscal 2027.
Our Subscription ARR grew from $1.00 billion as of October 31, 2024 to $1.35 billion as of October 31, 2025, representing a 34% increase. Of the increase in Subscription ARR, approximately 1.2 percentage points are a result of transitioning our existing maintenance customers to our subscription editions. A further indication of our ability to expand revenue from existing customers is through our average subscription dollar-based net retention rate which was over 120% as of October 31, 2025. We had 2,638 customers with $100,000 or more in Subscription ARR as of October 31, 2025, increasing from 2,085 as of October 31, 2024.
Maintenance revenue associated with sales of perpetual licenses of our legacy CDM product decreased for the three and nine months ended October 31, 2025. Maintenance revenue represented less than 1% and 2% of total revenue for the three months ended October 31, 2025 and 2024, respectively, and 1% and 2% of total revenue for nine months ended October 31, 2025 and 2024, respectively. We expect the transition of existing maintenance customers adopting RSC subscription offerings to be largely completed by the end of fiscal 2026.
Other revenue increased for the three and nine months ended October 31, 2025 due to an increase in professional services. We expect our other revenue as a percentage of total revenue to continue to decrease.
Cost of Revenue

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscription	$59,842	$46,486	$13,356	29%
Maintenance	187	824	(637)	(77)%
Other	8,108	8,836	(728)	(8)%
Total cost of revenue	$68,137	$56,146	$11,991	21%

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscription	$167,778	$166,006	$1,772	1%
Maintenance	983	5,473	(4,490)	(82)%
Other	23,418	35,814	(12,396)	(35)%
Total cost of revenue	$192,179	$207,293	$(15,114)	(7)%
Cost of subscription revenue increased for the three months ended October 31, 2025 primarily driven by an increase of $8.2 million in hosting cost and an increase of $2.3 million from growth in our customer support organization. Cost of subscription revenue increased for the nine months ended October 31, 2025 primarily driven by an increase of $21.5 million in hosting costs due to the launch and adoption of more SaaS products by our customers, an increase of $8.8 million from growth in our customer support organization, an increase of $3.0 million in amortization of capitalized internal-use software, and an increase of $1.8 million of amortization of acquired technology, partially offset by $33.0 million decrease in stock-based compensation expense as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our IPO.
Cost of maintenance revenue decreased for the three and nine months ended October 31, 2025 primarily driven by a decrease in stock-based compensation expense as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our IPO.
Cost of other revenue decreased for the three and nine months ended October 31, 2025 primarily driven by a $0.5 million and $11.5 million decrease respectively, in stock-based compensation expense, as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our IPO.

Rubrik, Inc.	Q3 2026 Form 10-Q	41

Gross Profit and Gross Margin

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Gross profit
Subscription	$276,548	$175,025	$101,523	58%
Maintenance	1,321	3,518	(2,197)	(62)%
Other	4,160	1,489	2,671	179%
Total gross profit	$282,029	$180,032	$101,997	57%

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Gross profit
Subscription	$731,230	$419,015	$312,215	75%
Maintenance	4,815	9,554	(4,739)	(50)%
Other	10,283	(7,418)	17,701	(239)%
Total gross profit	$746,328	$421,151	$325,177	77%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Gross margin
Subscription	82%	79%	81%	72%
Maintenance	88%	81%	83%	64%
Other	34%	14%	31%	(26)%
Total gross margin	81%	76%	80%	67%
Subscription gross margin increased for the three and nine months ended October 31, 2025 as a result of higher RSU expense in the prior periods related to the recognition of cumulative stock-based compensation expense upon our IPO, partially offset by an increase in hosting costs associated with our development and launch of more SaaS products.
Maintenance gross margin increased for the three and nine months ended October 31, 2025 as a result of higher RSU expense in the prior periods related to the recognition of cumulative stock-based compensation expense upon our IPO.
Other gross margin increased for the three and nine months ended October 31, 2025 as a result of higher RSU expense in the prior periods related to the recognition of cumulative stock-based compensation expense upon our IPO.
Operating Expenses
Research and Development

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$97,581	$80,050	$17,531	22%

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$271,503	$451,657	$(180,154)	(40)%
Research and development expenses increased for the three months ended October 31, 2025 primarily driven by an increase of $12.9 million in employee compensation and related expenses. Research and development expenses decreased for the nine months ended October 31, 2025. Employee compensation and related expenses decreased by $188.5 million due to a decrease of $201.9 million in stock-based compensation expense as a result of higher RSU expense in the prior periods related to the recognition of cumulative stock-based compensation expense upon our IPO in April 2024.

Rubrik, Inc.	Q3 2026 Form 10-Q	42

Sales and Marketing

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$193,151	$158,907	$34,244	22%

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$545,129	$706,163	$(161,034)	(23)%
Sales and marketing expenses increased for the three months ended October 31, 2025 primarily driven by an increase of $16.9 million in employee compensation and related expenses. Sales and marketing expenses decreased for the nine months ended October 31, 2025. Employee compensation and related expenses decreased by $189.4 million due to a decrease of $218.0 million in stock-based compensation expense as a result of higher RSU expense in the prior periods related to the recognition of cumulative stock-based compensation expense upon our IPO in April 2024.
General and Administrative

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative	$66,780	$65,862	$918	1%

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative	$192,733	$281,248	$(88,515)	(31)%
General and administrative expenses increased for the three months ended October 31, 2025 primarily driven by an increase of $11.8 million in charitable donations, partially offset by decrease in employee compensation and related expenses. General and administrative expenses decreased for the nine months ended October 31, 2025. Employee compensation and related expenses decreased by $114.1 million due to a decrease of $116.1 million in stock-based compensation expense as a result of higher RSU expense in the prior periods related to the recognition of cumulative stock-based compensation expense upon our IPO in April 2024.
Other Non-Operating Income (Expense)

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income	$16,591	$7,468	$9,123	122%
Interest expense	(1,080)	(10,310)	9,230	(90)%
Other income (expense), net	(965)	(1,333)	368	(28)%

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income	$36,480	$17,688	$18,792	106%
Interest expense	(16,134)	(31,179)	15,045	(48)%
Loss on debt extinguishment	(6,653)	—	(6,653)	(100)%
Other income (expense), net	(6,515)	(3,406)	(3,109)	91%
Interest income increased for the three and nine months ended October 31, 2025 due to higher cash, cash equivalents, and investment balances.

Rubrik, Inc.	Q3 2026 Form 10-Q	43

Interest expense decreased for the three and nine months ended October 31, 2025 as our 2023 Amended Credit Facility was fully repaid in June 2025.
Loss on debt extinguishment increased for the nine months ended October 31, 2025 due to the write-off of unamortized debt discount and issuance costs and prepayment premium paid upon the full repayment of borrowings under our 2023 Amended Credit Facility.
Other income (expense), net includes foreign exchange gains and losses and fluctuations are driven by the strengthening or weakening of the US dollar against foreign currencies on our foreign-denominated intercompany payables.
Income Tax Expense

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax expense	$2,892	$1,948	$944	48%

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax expense	$6,003	$5,117	$886	17%
Our income tax expense increased for the three months ended October 31, 2025 due to an increase in our foreign earnings, partially offset by higher tax benefits from stock-based compensation deductions in the UK.
Our income tax expense increased for the nine months ended October 31, 2025 due to a one-time benefit associated with several of our foreign subsidiaries making an election to be treated as U.S. branches for federal income tax purposes effective in fiscal 2024, partially offset by higher tax benefits from stock-based compensation deductions in the UK.
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
In June 2025, we repaid the outstanding balance of $327.9 million under the Amended Credit Facility and terminated the Amended Credit Agreement.

Rubrik, Inc.	Q3 2026 Form 10-Q	44

In June 2025, we completed a private offering to qualified institutional buyers of $1.15 billion aggregate principal amount of 0.00% convertible senior notes due 2030 (the “Convertible Notes" or "Notes"). The Convertible Notes are general unsecured obligations of the Company and will mature on June 15, 2030, unless earlier converted, redeemed or repurchased. Net proceeds from the issuance of the Convertible Notes were approximately $1.13 billion. The outstanding principal of the Convertible Notes was $1.15 billion as of October 31, 2025.
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
In October 2025, we completed two immaterial acquisitions for aggregate purchase consideration of $11.0 million and accounted for them as business combinations. An aggregate of $9.9 million was paid in cash on the respective acquisition dates.
Our billings grow with new business growth. The majority of our billings are driven by invoicing our customers for multi-year commitments. However, this may evolve as customers have opted to, and may continue to opt to, pay us on an annual or consumption basis based on products purchased due to the growth in our SaaS product offerings. In addition, our billings are subject to seasonality, with billings in the fourth quarter being substantially higher than in the other three quarters. As of October 31, 2025, we had cash, cash equivalents, and short-term investments of $1.60 billion. Our cash equivalents and investments primarily consist of money market funds, certificate of deposit, U.S. treasuries, commercial paper, corporate bonds, and U.S. government agencies securities. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $3.10 billion as of October 31, 2025. We expect to continue to incur operating losses, and our operating cash flows may fluctuate between positive and negative amounts for the foreseeable future due to the investments we intend to make as described above. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months.
Our longer-term future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, and the continuing market adoption of our platform. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash and long-term investment balances, and potential future debt or equity financings. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We continue to assess our capital structure and evaluate the merits of deploying available cash. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and operating results would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$189,863	$(35,369)
Net cash used in investing activities	$(811,472)	$(387,600)
Net cash provided by financing activities	$736,012	$396,100

Rubrik, Inc.	Q3 2026 Form 10-Q	45

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
For the nine months ended October 31, 2025, net cash provided by operating activities of $189.9 million resulted primarily from a net loss of $261.9 million, partially offset by $244.5 million of stock-based compensation, $79.3 million of amortization of deferred commissions, $26.4 million for depreciation and amortization, $6.7 million of loss on debt extinguishment, and $93.7 million of net cash inflow from changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $267.0 million increase in deferred revenue from increased billings, and a $17.1 million increase in accrued expenses and other liabilities. The cash inflow was partially offset by a $89.4 million increase in deferred commissions, a $42.7 million increase in accounts receivable, and a $59.7 million increase in prepaid expenses and other assets. The increase in prepaid expenses and other assets includes $77.0 million prepayment, of which $47.2 million is incremental year over year, made during the three months ended October 31, 2025 for our hosting costs that are related to the launch and adoption of more SaaS products by our customers.
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
Investing Activities
For the nine months ended October 31, 2025, net cash used in investing activities of $811.5 million resulted from $1.29 billion in purchases of investments, $20.9 million paid for acquisitions, $11.0 million in capitalized internal-use software, and $11.1 million in purchases of property and equipment, partially offset by $520.9 million in proceeds from maturities of investments.
For the nine months ended October 31, 2024, net cash used in investing activities of $387.6 million resulted from $641.3 million in purchases of investments, $11.3 million in purchases of property and equipment, and $6.9 million in capitalized internal-use software, offset by $271.9 million in proceeds from maturities and sales of investments.
Financing Activities
For the nine months ended October 31, 2025, net cash provided by financing activities of $736.0 million resulted primarily from $800.2 million in proceeds from issuance of the Convertible Notes, net of full repayment of our 2023 Amended Credit Facility, $29.0 million in proceeds from issuance of common stock under employee stock purchase plan and $3.6 million from the exercise of stock options, partially offset by $88.6 million paid to purchase Capped Calls and $6.3 million in taxes paid related to net share settlement of equity awards.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	46

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
In June 2025, we amended an existing hosting service contract with a third party. The amendment extended the original contract term by approximately two years to April 2029, which resulted in an increase of $375.0 million in minimum spending amount. As of October 31, 2025, we had $336.3 million remaining on this commitment.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	47

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of October 31, 2025, we had cash, cash equivalents, and short-term investments of $1.60 billion and restricted cash of $7.4 million. Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. A hypothetical 1% increase or decrease in interest rates would not have a material effect on the fair market value of our portfolio.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	48

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

Rubrik, Inc.	Q3 2026 Form 10-Q	49

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
Our revenue was $938.5 million and $628.4 million for the nine months ended October 31, 2025 and 2024, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will fluctuate in the future as a result of a variety of factors, including our transition for new and existing customers to sales of Rubrik Security Cloud ("RSC"), for which an increasing amount of our software revenue will be recognized ratably.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	50

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
Although we were founded in December 2013, we only began offering our products and services in the fiscal year ended January 31, 2016, and we began offering RSC as a cloud native SaaS solution in fiscal 2023. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and forecast future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, we expect our revenue growth to fluctuate, slow, and possibly decline for a number of reasons, including mix shifts in our platform and data security products, as well as the impact on our revenue recognition resulting from our transition from selling our products primarily on the basis of subscription term-based licenses to SaaS subscriptions. The timing for this transition and related implications on our revenue recognition and trends will depend on our ability to complete the transition of existing customers to RSC in

Rubrik, Inc.	Q3 2026 Form 10-Q	51

a timely manner. We implemented certain initiatives to accelerate our existing customers’ migration to RSC as part of our business transition to SaaS, including enforcement of migration deadlines. These initiatives may have been, or continue to be, perceived negatively by our customers. For example, these initiatives may require customers to prioritize preparation for their migration over other organizational needs, potentially resulting in diversion of resources. For certain existing customers, the perceived benefits from undertaking the migration may be outweighed by the anticipated time and effort required to prepare for and execute the migration, resulting in potential delays in customers’ transition to RSC. We expect these customers may consume our platform and products through a mix of RSC and a transitional license for Cloud Data Management ("RCDM-T"), for an extended period of time, resulting in the continued recognition of a portion of the associated revenue for some of these customers upfront at the time we transfer control of the license to the customer. Conversely, if some of these customers complete their transition to RSC sooner than we expect, less revenue would be recognized upfront during this period, which could cause our revenue to be lower than our estimates or forecasts or even result in a decrease in our revenue growth rates. Any of these factors could result in continued fluctuations in our revenue growth and adversely impact our ability to accurately predict our future revenue.
In addition, we operate in a new market for data security solutions, and as such we have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in new and rapidly changing markets, such as the risks and uncertainties described throughout this section. Further, our business and growth strategies are also dependent on continued development, and implementation and integration of our AI offerings and initiatives, including Rubrik Agent Cloud, which is designed to accelerate enterprise AI agent deployments. While we have invested significantly in our AI offerings and initiatives and intend to continue doing so in the future, AI technology is expected to continue to rapidly advance. We may not be successful in obtaining and maintaining market acceptance of our AI offerings and initiatives, including Rubrik Agent Cloud, particularly as competitive technologies and solutions are introduced. Any of these outcomes could harm our business, results of operations, and financial condition.
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
We have experienced net losses in each period since inception. We generated net losses of $(261.9) million and $(1.04) billion for the nine months ended October 31, 2025 and 2024, respectively. As of October 31, 2025, we had an accumulated deficit of $(3.10) billion. While we have experienced rapid revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. In particular, as we expand the availability of our platform, increase our ability to secure data across multiple different sources, and add more capabilities, our ability to achieve and maintain profitability will be highly dependent on our ability to successfully market our platform and data security products to new and existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue

Rubrik, Inc.	Q3 2026 Form 10-Q	52

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

Rubrik, Inc.	Q3 2026 Form 10-Q	53

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
Moreover, our data security solutions are adopted by, and part of the supply chain of, a large and increasing number of organizations worldwide, our solutions have been and may in the future be subject to continued, persistent research and reconnaissance by threat actors in order to discover and exploit weaknesses in our technology that can be exploited. If our data security solutions are compromised, a significant number or, in some instances, all of our customers and their data could be adversely affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm. Since our business is focused on providing data security services to our customers, an actual or perceived security incident affecting our data security solutions would be especially detrimental to our reputation and our business.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	54

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

Rubrik, Inc.	Q3 2026 Form 10-Q	55

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

Rubrik, Inc.	Q3 2026 Form 10-Q	56

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
We use AI tools in our business, including generative AI and agentic AI, and we expect to use AI tools in the future, including to generate code and other materials incorporated into our products, proprietary software, and systems, and for other internal and external uses, and we are making investments to expand our generative and agentic AI capabilities, including recent and future product offerings such as Rubrik Agent Cloud, which is designed to accelerate enterprise AI agent deployments. Advanced generative AI tools, which may produce content indistinguishable from that generated by humans, are a relatively novel development, with benefits, risks, and liabilities still unknown. Recent decisions of governmental entities and courts (such as the U.S. Copyright Office, U.S. Patent and Trademark Office, and U.S. Court of Appeals for the Federal Circuit) interpret U.S. copyright and patent law as limited to protecting works and inventions created by human authors and inventors, respectively. We are therefore unlikely to be able to obtain U.S. copyright or patent protection for works or inventions wholly created by a generative AI tool, and our ability to obtain U.S. copyright and patent protection for source code, text, images, inventions, or other materials, which are developed with some use of generative AI tools, may be limited, if available at all. Likewise, the availability of such IP protections in other countries is unclear. In addition, we may have little or no insight into and no control over the content and materials used by vendors to train these generative AI tools, or that otherwise use or incorporate these generative AI tools into their own offerings. There is ongoing litigation over whether the use of copyrighted materials to train the AI models used in these tools is lawful, and the impact of decisions in such litigation on our use of generative AI tools is unknown. Furthermore, our vendors who use generative and agentic AI tools in their own offerings may not meet existing or rapidly evolving regulatory or industry standards, including with respect to the rights of others, privacy and data security. Additionally, our use of third-party generative and agentic AI tools, including to develop source code, text, images, inventions, or other materials, may expose us to greater risks than utilizing contracted human developers, as third-party vendors of AI tools typically do not provide warranties or indemnities with respect to the output generated by such AI tools, and generative and agentic AI tools may also hallucinate, providing erroneous output or making erroneous decisions. Furthermore, some AI tools may be offered under terms that do not protect the confidentiality of the prompts or inputs that users submit to such tools and may use prompts or inputs to train shared AI models, potentially resulting in third-party users receiving outputs containing information from prompts or inputs (including confidential, competitive, proprietary, or personal data) that we submitted to the tool. The disclosure and use of personal data in AI technologies is also subject to various privacy laws and other privacy obligations. Prior to implementing an AI tool (including generative AI tools), our AI governance committee (including leaders from our Engineering, Product, Legal, and Information Security teams) performs an analysis and review of each AI tool for which pre-approval is required according to our policies, including evaluation of potential legal, security, and business risks and steps that can be taken to mitigate any such risks. The selection criteria and analysis include consideration of how use of the AI tool could raise issues relating to confidential information, personal data and privacy, customer data and contractual obligations, open source software, copyright and other intellectual property rights, transparency, output accuracy and reliability, and security.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	57

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

Rubrik, Inc.	Q3 2026 Form 10-Q	58

proportion of our contracts trending from subscription term-based licenses to SaaS subscriptions, the timing of the migration of our existing customers from Cloud Data Management to RSC, as well as the estimates and assumptions used to account for certain customers’ Subscription Credits (as defined below) related to their Refresh Rights (as defined below), our revenue may fluctuate and period-to-period revenue comparisons may not be meaningful, and our past results may not be indicative of future performance. We cannot be certain how long these factors may persist. For example, as certain of our existing customers prepare to migrate to RSC, we expect certain of them to consume our solutions through a mix of RSC and RCDM-T during which time we will continue recognizing a portion of the associated revenue upfront. These factors make it challenging to forecast our revenue as the mix of solutions and services, the timing of our customers’ RSC transition, as well as the size of contracts, are difficult to predict.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	59

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

Rubrik, Inc.	Q3 2026 Form 10-Q	60

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

Rubrik, Inc.	Q3 2026 Form 10-Q	61

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
From time to time, there may be changes in our senior management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and certain other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our data security solutions. In addition, a significant portion of our software engineers are located in Palo Alto, California and Bangalore, India. These locations offer access to a deep pool of highly skilled professionals, which is crucial for the development and maintenance of our complex data security solutions. However, this concentration also exposes us to potential continuity risk if these specific locations are negatively impacted by unforeseen events, such as natural disasters, political unrest, or disruptions in critical infrastructure. In particular, the ongoing conflict between India and Pakistan could disrupt our Bangalore-based operations, specifically our renewals and software engineering teams, which could negatively impact our business.
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
Our growth will depend in large part on our ability to attract new customers and expand sales to existing customers, expand the features and functionality of our platform, hire sufficient sales personnel to support our growth, and decrease the ramp time for our sales personnel. In addition, the success of our business is substantially dependent on the actual and perceived viability, benefits, and advantages of our platform as a preferred provider for data security. As such, market adoption of our platform and data security products is critical to our continued success. Demand for our platform and data security products is affected by a number of factors, including increased market acceptance by new and existing customers, increased market acceptance of our AI offerings, such as Rubrik Agent Cloud, increased activity by or prevalence of cybersecurity bad actors, including the use of ransomware, effectiveness of our sales and marketing strategy, the extension of our platform to new applications and use cases, the timing of development and release of new capabilities by us and our competitors, technological change, and growth or contraction of the market in which we compete. Failure to successfully address or account for these factors, satisfy customer demands, achieve continued market acceptance over competitors, and achieve growth in sales of our data security products would harm our business, financial condition, results of operations, and growth prospects.

Rubrik, Inc.	Q3 2026 Form 10-Q	62

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
•health epidemics or pandemics;

Rubrik, Inc.	Q3 2026 Form 10-Q	63

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

Rubrik, Inc.	Q3 2026 Form 10-Q	64

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

Rubrik, Inc.	Q3 2026 Form 10-Q	65

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

Rubrik, Inc.	Q3 2026 Form 10-Q	66

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

Rubrik, Inc.	Q3 2026 Form 10-Q	67

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

Rubrik, Inc.	Q3 2026 Form 10-Q	68

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

Rubrik, Inc.	Q3 2026 Form 10-Q	69

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
We sell to U.S. federal, state, and local, as well as foreign governmental agency customers. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have obtained any required government certifications. Further, achieving and maintaining government certifications, such as U.S. Federal Risk and Authorization Management Program ("FedRAMP") certification for our data security solutions, may require significant upfront and ongoing cost, time, and resources. If we do not maintain our existing FedRAMP certification or obtain additional certifications for our data security solutions, we may not be able to sell certain solutions to the U.S. federal government and public sector customers as well as eligible private sector customers that require such certification for their intended use cases, which could harm our growth, business, and results of operations. This may also harm our competitive position against larger enterprises whose competitive data security solutions are certified. Further, there can be no assurance that we will secure commitments or contracts with government entities even following such certifications, which could harm our margins, business, financial condition, and results of operations. Government demand and payment for our data security solutions are affected by public sector budgetary cycles, procurement policies and funding authorizations, with funding reductions or delays, including in connection with an extended government shutdown, adversely affecting public sector demand for our data security solutions.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	70

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

Rubrik, Inc.	Q3 2026 Form 10-Q	71

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

Rubrik, Inc.	Q3 2026 Form 10-Q	72

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

Rubrik, Inc.	Q3 2026 Form 10-Q	73

increase our prices, or it may be necessary for us to increase our services or data security solutions without additional revenue to remain competitive, all of which could harm our financial condition and results of operations.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity and debt financings and sales of our data security solutions. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in further equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, particularly during times of market volatility, higher interest rates, inflationary pressures, and general economic instability. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations. Any debt we incur could give the debt holders rights senior to our stockholders to make claims on our assets and could involve covenants which may limit our ability to obtain additional capital, pursue business opportunities and strategic transactions and pay dividends on our Class A common stock. For example, the holders of our Notes have rights senior to holders of our Class A common stock to make claims on our assets, and the indenture governing the Notes, include customary covenants for us, such as covenants to make payment of principal and special interest (if any) and remain current in our reporting obligations with the SEC. Furthermore, if we issue additional equity securities, including shares of Class A common stock issued upon conversion of the Notes, stockholders will experience dilution, and in some cases we may issue new equity securities that have rights senior to those of our Class A common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	74

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
Global business activities face widespread macroeconomic uncertainties, and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, including rising interest rates, bank failures, international trade relations, including tariffs and trade tensions, political turmoil, including the conflict in the Middle East and the ongoing conflict between Russia and Ukraine, U.S. federal government shutdowns, natural catastrophes, warfare, and terrorist attacks could cause a decrease in business investments by existing or potential customers, including spending on technology, and negatively affect the growth of our business. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, inflation rates in the United States have recently increased to levels not seen in decades. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties, or other third parties, such as bank failures or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including our customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Such economic volatility could adversely affect our business, financial condition, results of operations, and cash flows, and future market disruptions could negatively impact us. In particular, we have experienced and may continue to experience longer sales cycles and related negotiations for prospective customers and existing customer expansions, a reduction in multi-year upfront payments for our subscription offerings, reduced contract sizes or generally increased scrutiny on technology spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty. These customer dynamics may persist in the future, even if macroeconomic conditions improve, and to the extent there is a sustained general economic downturn, a recession, or another situation where technology budgets grow at a slower rate or contract, these customer dynamics may be exacerbated. In addition to the foregoing, we have operations in Israel, which have been affected and may continue to be affected by the ongoing conflict in Israel and the Middle East, and our growth, business, and results of operations could be further negatively impacted if the current conflict in Israel and the Middle East continues, worsens, or expands to other nations or regions. Similarly, we have a significant presence in Bangalore, India, which may be disrupted by future conflicts between India and Pakistan, potentially leading to development delays and operational interruptions to our software engineering and renewals teams. Our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, which may require us to respond in kind and may negatively impact our existing customer relationships and new customer acquisition strategy. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our data security solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	75

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

Rubrik, Inc.	Q3 2026 Form 10-Q	76

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

Rubrik, Inc.	Q3 2026 Form 10-Q	77

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

Rubrik, Inc.	Q3 2026 Form 10-Q	78

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

Rubrik, Inc.	Q3 2026 Form 10-Q	79

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

Rubrik, Inc.	Q3 2026 Form 10-Q	80

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

Rubrik, Inc.	Q3 2026 Form 10-Q	81

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
As of January 31, 2025, we had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $1.35 billion and $626.2 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2037 for federal purposes and 2028 for state purposes if not utilized. U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but such federal NOL carryforwards are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year. A lack of future taxable income would adversely affect our ability to utilize certain of these NOL carryforwards before they expire. In addition, under Section 382 of the Internal Revenue Code of

Rubrik, Inc.	Q3 2026 Form 10-Q	82

1986, as amended (the "Code"), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations; generally a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period) is subject to limitations on its ability to utilize its pre-change NOL carryforwards to offset future taxable income. We have experienced ownership changes under Section 382 of the Code in the past and we may experience additional ownership changes in the future which could affect our ability to utilize our NOL carryforwards to offset our income. Similar provisions of state tax law may also apply. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future also may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California has suspended the use of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	83

Our leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, and our ability to react to changes in the economy or our industry, as well as divert our cash flow from operations for debt payments and prevent us from meeting our debt obligations.
We issued $1.15 billion of the Notes in June 2025 pursuant to the Indenture. We previously entered into the Amended Credit Facility in August 2023 with Goldman Sachs BDC, Inc., as administrative agent, and the other lenders party thereto, consisting of a $289.5 million term loan and $40.5 million of committed delayed draw term loans. In June 2025, we used a portion of the net proceeds from the issuance of the Notes to repay all outstanding balance of $327.9 million under the Amended Credit Facility, and also terminated the Amended Credit Facility.
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
Our Class B common stock has 20 votes per share, whereas our Class A common stock has one vote per share. As a result, as of October 31, 2025, holders of our Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 86% of the voting power of our outstanding capital stock, and our directors, executive officers, and affiliated stockholders beneficially own approximately 25% of our outstanding classes of common stock as a whole, but control approximately 84% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	84

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

Rubrik, Inc.	Q3 2026 Form 10-Q	85

In addition, as of October 31, 2025, there were 9,056,104 shares of Class B common stock issuable upon the exercise of options and 10,795,208 restricted stock units ("RSUs"), to be settled in shares of our Class B common stock. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options, the vesting and settlement of outstanding RSUs, and other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised or RSUs are vested and settled, subject to compliance with applicable securities laws.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	86

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
Based on the market value of our Class A common stock held by non-affiliates as of July 31, 2025, we will cease to be an emerging growth company on January 31, 2026 and therefore will no longer be able to take advantage of these exemptions.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	87

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

Rubrik, Inc.	Q3 2026 Form 10-Q	88

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

Rubrik, Inc.	Q3 2026 Form 10-Q	89

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended October 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) described below:
On October 6, 2025, John W. Thompson, one of our directors, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). This trading arrangement provides for the sale through December 31, 2026 of (i) up to 132,000 shares of our Class A common stock and (ii) up to 30,000 shares of our Class A common stock through a trust affiliated with Mr. Thompson. These represent the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan.
On October 15, 2025, Kiran Choudary, our Chief Financial Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Choudary’s trading arrangement provides for the sale through January 15, 2027 of up to 60,000 shares of our Class A common stock. This represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan.
On October 15, 2025, Arvind Nithrakashyap, our Chief Technology Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Nithrakashyap’s trading arrangement provides for the sale through January 15, 2027 of up to 500,000 shares of our Class A common stock. This represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan.
Approval of Amended Participation Agreements under the Severance and Change in Control Plan
On December 2, 2025, the Compensation Committee of the Board of Directors of the Company approved amended participation agreements under our Severance and Change in Control Plan (the “Severance Plan”) for each of our named executive officers, other than Mr. Sinha (each, an “Amended Participation Agreement”), to include severance benefits upon a termination outside of a “change in control” (as defined in the Severance Plan).

Rubrik, Inc.	Q3 2026 Form 10-Q	90

Pursuant to the Amended Participation Agreements, upon a termination without “cause” (and not as a result of death or disability) or a resignation for “good reason” (each as defined in the Severance Plan) that occurs outside of the period beginning three months prior to, and ending 12 months following, a change in control, each of our named executive officers (other than Mr. Sinha) is entitled to receive (i) a lump sum payment equal to 3 months of their base salary, (ii) a lump sum payment equal to 100% of their annual target cash bonus, provided that such executive remains on our payroll for at least 90% of the fiscal year in which the termination occurs, (iii) payment of COBRA premiums for up to 12 months, and (iv) continued vesting of any then-outstanding time-vesting equity awards until the next quarterly vesting date (March 15, June 15, September 15, or December 15) following such termination date, provided that the aggregate value of all equity awards that vest will in no event exceed $3,000,000.
No changes were made to the severance benefits payable to our named executive officers upon a termination without cause (and not as a result of death or disability) or a resignation for good reason that occurs during the period of time beginning three months prior to, and ending 12 months following, a change in control. All severance benefits under the Severance Plan and Amended Participation Agreements are subject to the executive’s execution of an effective release of claims against Rubrik.

Rubrik, Inc.	Q3 2026 Form 10-Q	91

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Rubrik, Inc.	8-K	001-42028	3.1	4/29/2024
3.2	Amended and Restated Bylaws of Rubrik, Inc.	8-K	001-42028	3.2	4/29/2024
10.1	Amended and Restated Non-Employee Director Compensation Policy					X
10.2	Severance and Change in Control Plan and Amended Participation Agreement					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Rubrik Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

Rubrik, Inc.	Q3 2026 Form 10-Q	92

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: December 8, 2025

Rubrik, Inc.
By:	/s/ Bipul Sinha
Name:	Bipul Sinha
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kiran Choudary
Name:	Kiran Choudary
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Rubrik, Inc.	Q3 2026 Form 10-Q	93