Form 10-K
period 2026-01-31
Rubrik, Inc.
filed 2026-03-19
CIK 1943896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

The aggregate market value of the shares of Class A common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s shares of Class A common stock on July 31, 2025 as reported by the New York Stock Exchange, was approximately $13.26 billion. In determining the market value of the voting equity held by non-affiliates, shares of common stock of the Registrant beneficially held by each director and officer and each person who owns 10% or more of the Registrant’s outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2026, Rubrik Inc. had 157,404,648 shares of Class A common stock outstanding, and 44,871,492 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Rubrik, Inc.
FORM 10-K
For the Fiscal Year Ended January 31, 2026

Rubrik, Inc.	2026 Form 10-K	3

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
•our ability to operate our business under evolving macroeconomic conditions, such as high inflation, bank failures and related uncertainties, or recessionary or uncertain environments, and supply chain disruptions, including global semiconductor or hardware component shortages;
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

Rubrik, Inc.	2026 Form 10-K	4

Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:
•Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects.
•If the market for data security and AI solutions does not grow, our ability to grow our business and our results of operations may be adversely affected.
•We have a limited operating history, particularly with respect to our offerings of Rubrik Security Cloud and Rubrik Agent Cloud, which makes it difficult to forecast our future results of operations.
•If we are unable to attract new customers, our future results of operations could be harmed.
•We have a history of operating losses and may not achieve or sustain profitability in the future.
•If our customers do not renew their subscriptions for our platform and products or expand their subscriptions to increase the amount of data secured, secure new applications, or include new features or capabilities, our results of operations could be harmed.
•If our solutions fail or do not perform as intended or are perceived to have defects, errors, or vulnerabilities, our brand and reputation will be harmed, which would adversely affect our business and results of operations.
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
•The limited number of contract manufacturers and original equipment manufacturers that produce commodity servers that are compatible with our solutions are susceptible to supply chain disruptions and have recently experienced shortages of key components for their servers, which may adversely affect our ability to accurately forecast demand for these commodity servers or successfully manage the relationship with such manufacturers, and could negatively impact demand for our offerings, and adversely affect our business and financial results.
•Our use of generative and other artificial intelligence tools may pose risks to business and operations, including our proprietary software and systems, and may subject us to legal liability.
•We rely upon third-party cloud providers to host our solutions, and any disruption of, or interference with, our use of third-party cloud products would adversely affect our business, financial condition, and results of operations.
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

Rubrik, Inc.	2026 Form 10-K	5

PART I
Item 1. Business
We are on a mission to secure and accelerate the world’s AI transformation.
Organizations are facing new challenges. Cyberattacks are inevitable. Prevention and detection are not enough. Realizing that cyberattacks ultimately target data, we created Zero Trust Data Security to deliver cyber resilience so that organizations can secure their data across the cloud and recover from cyberattacks. As enterprises embrace the forthcoming AI transformation, they are grappling with a threat landscape that is now amplified at an AI-scale. We believe that cyber resilience will result in AI resilience and that the future of cybersecurity is data security—if your data is secure, your business is resilient.
We built the Rubrik Security Cloud (“RSC”) suite with Zero Trust design principles to secure data across enterprise, cloud, SaaS, unstructured data, and identity providers. RSC delivers a cloud native SaaS platform that detects, analyzes, and remediates data security risks and unauthorized user activities. Our platform is architected to help organizations achieve cyber resilience, which encompasses cyber posture and cyber recovery. We enable organizations to confidently accelerate digital transformation and leverage the cloud to realize business agility.
In fiscal 2026, we built Rubrik Agent Cloud (“RAC”), to accelerate enterprise AI transformation. RAC is designed to provide a comprehensive AI operations platform that can dynamically monitor, control, and remediate agentic actions. RAC became commercially available in February 2026.
Our Rubrik Security Cloud and Rubrik Agent Cloud suites are built on the same technology architecture.
Architecture matters when it comes to securing data and accelerating enterprise AI transformation. Our unique SaaS-based architecture combines data and metadata from business applications across enterprise, identity, cloud, and SaaS applications to create self-describing data as a time-series. Self-describing data contains information such as application context, identity, data sensitivity, and application lineage. Our data threat engine, powered by AI and machine learning analyzes the self-describing data time-series to derive security intelligence from data and deliver cyber recovery. This enables our unique Preemptive Recovery Engine to identify clean recovery points in advance of an attack to shorten cyber recovery times. We combined backup and recovery and cybersecurity into a single platform built with a Zero Trust architecture, significantly shrinking the attack surface that exists with legacy solutions. Our Zero Trust Data Security platform assumes that information technology infrastructure will be breached, and nothing can be trusted without authentication.
Our architecture’s ability to understand data, application, and identity context allows us to deliver Rubrik Agent Cloud, which serves as an enterprise control layer for managing the AI agent lifecycle.
Automation is at the core of our architecture ethos. Our automated policy-driven platform delivers data security enforcement, incident response orchestration, and API integrations with the broader security ecosystem.
Our business is indexed to business data growth. Our customers’ need for our solutions grows in lockstep with their business data growth and their need for additional data security capabilities. We primarily sell subscriptions to RSC through our sales team and partner network by employing a land and expand sales strategy. We land new customers by selling subscriptions to RSC to secure any one of five distinct types of data: enterprise, unstructured data, identity, cloud, and SaaS applications. Expansion happens primarily along three vectors: the growth of data from applications already secured by Rubrik; new applications or identities secured; and additional security products. This expansion is driven by a natural flywheel effect in which the value of our platform increases as our customers’ data grows across various applications. As organizations manage more data and identities with RSC, they gain deeper insights into their data, strengthen their overall security posture, and reduce compliance risk.
Our Platform and Products
Rubrik has a unique and purpose-built Zero Trust Data Security approach to help organizations achieve business resilience against cyberattacks, malicious insiders, operational disruptions, and accelerate AI adoption by reducing risk. We enable organizations to implement a Zero Trust framework at the data layer, deliver data availability that withstands the aforementioned adverse conditions, and uphold data integrity even when infrastructure is compromised or attacked.

Rubrik, Inc.	2026 Form 10-K	6

RSC, built with a Zero Trust design, automates data policy management and enforcement, delivers threat analytics and response, and orchestrates rapid recovery. RSC is a cloud native SaaS suite that secures data across disparate sources, allowing customers to have a single point of control from one user interface. RSC is built on a proprietary framework that represents time-series data and metadata generated across enterprise, unstructured data, identity, cloud, and SaaS applications. We build products on top of RSC to address myriad use cases that help our customers achieve cyber resilience, from hardening their data security posture to cyber recovery. These use cases include protection and recovery from cyberattacks, malicious insiders, and operational disruptions; orchestration of cyber and operational recovery, failover/failback testing, and cloud migration; sensitive data classification and visibility into over-privileged data access; monitoring for governance, regulatory compliance, and data breaches; and identification, containment, and remediation of ransomware and other security threats.
Our access to time-series data and metadata allows us to deliver a breadth of products across two suites, Rubrik Security Cloud and Rubrik Agent Cloud.
Rubrik Security Cloud
Data Protection. Cyber-proofs various sources of data in an organization with secure, access-controlled backups. Our data protection products are built for ease of deployment and use, scalability, and rapid recovery from cyberattacks, malicious insiders, and operational disruptions. We offer data protection products to manage enterprise, unstructured data, cloud, and SaaS applications. We also protect identity provider services, such as Microsoft Active Directory, EntraID and Okta.
Data Threat Analytics and Data Security. Detects data threats and identifies the blast radius of a cyberattack to speed up data recovery. Combines Anomaly Detection, Threat Monitoring, and Turbo Threat Hunting. Anomaly Detection uses advanced machine learning to detect deletions, modifications, and encryptions. Threat Monitoring continuously monitors for indicators of compromise commonly used by bad actors to establish persistent access, move laterally, or exfiltrate data. Turbo Threat Hunting allows incident responders and Security Operations Center (SOC) analysts to hunt for indicators of compromise and determine the initial point, scope, and time of infection. Turbo Threat Hunting capabilities enable customers to instantly check against precomputed hash values to locate malware-free recovery points. Data Security strengthens cyber posture by locating sensitive data proliferation and identifying data risks. Includes Sensitive Data Monitoring and User Intelligence, which altogether discovers where data lives, sensitivity of data, and user access and activity.
Identity Security. Delivers visibility, continuous monitoring, risk remediation, attack rollback and orchestrated recovery across identity services providers. Identity Recovery orchestrates fast, reliable recovery of Microsoft Active Directory, EntraID, and Okta. Identity Resilience is designed to continuously monitor identity risks and policy violations and rapidly identify compromised accounts.
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
Rubrik Agent Cloud. Designed to provide a comprehensive AI operations platform that can dynamically monitor, control, and remediate agentic actions. RAC is designed to accelerate AI transformation for our customers without introducing added risk. It became commercially available in February 2026.
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
•Data Threat Engine. We have developed a proprietary machine learning and artificial intelligence-based data threat monitoring and management engine to surface anomalous activities and indicators of data breaches. Our self-describing data, which combines data and metadata, gives us the ability to surface emergent data threats, understand data sensitivity, and identify malicious user activities. In addition, our platform continuously scans self-describing data for indicators of compromise (IOCs) and malicious patterns using our native data threat engine and integrated threat intelligence. This allows us to pre-identify the last known clean snapshots and automate recovery workflows.

Rubrik, Inc.	2026 Form 10-K	7

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
•Strengthen identity and data security posture. Our platform helps organizations manage security threats with detection and analysis of security risks. We combine machine learning and threat intelligence to detect anomalies and unusual behavior in application and identity data. Our platform also analyzes the blast radius of impact, automates ransomware monitoring, and rapidly recovers impacted data and identity services. Our ability to continuously discover and classify sensitive data, in addition to understanding user access, helps reduce the risk of data exfiltration. Our products can be integrated into security operations’ automated playbooks for managing and mitigating ransomware and other data attacks.
•Accelerate AI transformation. Our platform helps enterprises move from their AI pilots to production by addressing the fundamentals expected of mission-critical systems: visibility, control, and recovery.
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
Our Growth Strategy
Key elements of our growth strategy include:
•Continuing to grow our SaaS solutions. We believe there is a large and growing market opportunity for our multi-tenant, cloud native solutions as more organizations and customers move their applications and data to the cloud. We plan to continue to invest in the development of RSC and RAC, building additional products on top of our platform, and our accompanying go-to-market motion to capitalize on this meaningful opportunity.
•Growing our customer base. As cyberattacks increase in scale and sophistication amidst accelerated digitization and ever-evolving data regulations, organizations are rethinking how to secure data across various data sources. We believe we will continue to acquire new customers based on our ability to drive cyber resilience, identity security, AI transformation, and regulatory compliance.

Rubrik, Inc.	2026 Form 10-K	8

•Expanding within our customer base. Our existing customer base represents a significant growth opportunity. As our customers accelerate digitization, they adopt more applications and generate more data that must be secured and readily available. We expect to expand our data security products to cover additional scale and scope of data, in addition to cross-selling identity security, data governance and compliance products and the RAC suite.
•Innovating and extending our product leadership. We have a history of creating and introducing disruptive technologies that help our customers achieve business resilience. We intend to continue making significant investments in research and development as well as hiring top technical talent to further increase our product differentiation. In particular, we believe that generative AI will play an important role driving further need for new products to help secure sensitive data and user access, monitor agents adoption, govern agent access and recover unwanted agentic actions. As we continue to invest in our platform, we will focus on features and functionalities that help enterprises securely adopt generative AI within an evolving threat landscape.
•Growing and harnessing our partner ecosystem. We plan to continue investing in building out and leveraging our partner ecosystem to broaden our distribution footprint, drive more platform usage, and drive greater awareness of our platform. Our partner ecosystem includes distributors and resellers, or Channel Partners, system integrators, managed system providers, and technology partners.
•Expanding our global footprint. As organizations around the world create more data across enterprise, cloud, and SaaS applications and grapple with an ever-increasing threat level of cyberattacks, including ransomware, and ever-evolving data privacy and security regulations, we believe there is significant opportunity to expand the use of our platform in all major global markets. We have invested in research and development, sales and marketing, and customer support across EMEA and Asia-Pacific regions and expect to continue to do so. We grew our international revenue from such regions from $250.4 million in fiscal year ended 2025 to $364.5 million in fiscal year ended 2026.
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
Our Commercial Offerings
Rubrik Security Cloud
RSC is a cloud native SaaS platform that secures data across disparate sources. We build products on top of RSC to address a myriad of use cases that help our customers achieve cyber resilience. The primary commercial products in our RSC suite are as follows:
Data Protection
•Enterprise Data Protection. Cyber-proofs enterprise data on physical systems, operating systems, virtual machines, databases, file systems, and containers with air-gapped, immutable, access-controlled backups.
•Unstructured Data Protection. Cyber-proofs unstructured file and object data stored on petabyte scale NAS systems with air-gapped, immutable backups.
•Cloud Data Protection. Cyber-proofs Azure, AWS, GCP and Oracle cloud application data and databases with secure, access-controlled backups.
•SaaS Data Protection. Cyber-proofs M365, Salesforce, and Atlassian Jira Cloud data with air-gapped, immutable data resilience and rapid recovery at scale.
Data Security | Data Threat Analytics
•Data Security Posture Management. Strengthens cyber posture by locating sensitive data proliferation and identifying data risks. Includes Sensitive Data Monitoring and User Intelligence, which altogether enables discovery of where data lives, its sensitivity, and user access and activity. A hardened cyber posture helps customers proactively reduce the risk of cyberattacks, data exfiltration, and sensitive data exposure, in addition to enhancing data governance for generative AI.

Rubrik, Inc.	2026 Form 10-K	9

•Anomaly Detection, Threat Monitoring, and Turbo Threat Hunting. Detects data threats and identifies the blast radius of a cyberattack to speed up data recovery. Anomaly Detection uses advanced machine learning to detect deletions, modifications, and encryptions. Threat Monitoring continuously monitors for indicators of compromise commonly used by bad actors to establish persistent access, move laterally, or exfiltrate data. Turbo Threat Hunting allows incident responders and SOC analysts to hunt for indicators of compromise and determine the initial point, scope, and time of infection.
Identity Security
•Identity Recovery. Cyber-proofs Microsoft Active Directory, EntraID, and Okta with immutable backups and rapid recovery across hybrid environments.
•Identity Resilience. Monitors and protects human and non-human identities, tracks misconfigurations and high risk or malicious changes within Active Directory and Entra ID. It also enhances risk posture and accelerates cyber recovery by linking identity-based information such as privileged access with Rubrik's DSPM sensitive data context and activity.
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
In addition, we offer Ruby, an AI agent for cyber resilience designed to help customers scale their data security operations through intelligent automation that increases productivity and bridges the users’ skills gap. To ensure optimal performance, Ruby is designed to be interoperable with multiple high-performing models, enabling the selection of the best-fit LLM for a customer's needs. These models work in combination with our proprietary, internally developed software, which augments user queries and enhances model outputs to generate responses or execute actions. For more information regarding the risks related to the use of AI in our business, see the risk factor titled “Our use of generative and other AI tools may pose risks to business and operations, including our proprietary software and systems, and may subject us to legal liability” in the section titled “Risk Factors.”
Our commercial products are used by customers to deliver business resilience against operational failures and cyberattacks. Customers use our Data Protection, Identity Security, and Cyber Recovery products to strengthen cyber posture, comply with regulations, and conduct recovery from cyber attacks, operational failures, human errors, or natural disasters. During a cyberattack, customers use Data Threat Analytics in addition to the above products to identify, contain, and remediate data threats, determine scope of sensitive data exposure, recover data, and conduct event response.
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

Rubrik, Inc.	2026 Form 10-K	10

•Certification Program. Our certification program enables technical personnel to demonstrate and validate in-depth knowledge of data security by becoming a Rubrik Certified Systems Administrator.
In February 2026, Rubrik Agent Cloud became commercially available. RAC provides a comprehensive AI operations platform that can dynamically monitor, control, and remediate agentic actions. RAC is designed to accelerate AI transformation for our customers without introducing added risk.
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

Rubrik, Inc.	2026 Form 10-K	11

We utilize a land and expand approach, acquiring new customers and expanding with existing customers. We sell our products through subscriptions to RSC editions and can land in five distinct ways by securing enterprise, unstructured data, cloud, SaaS, and identity providers. After initial purchase, our customers often expand the deployment of our platform within their organization. Expansion happens along three vectors: the growth of data from applications already secured by Rubrik; new applications secured; and additional data security products. This expansion is driven by a natural flywheel effect in which the value of our platform increases as our customers’ data grows across various applications. As organizations manage more data with RSC and adopt additional data security products, they gain deeper insights into their data, strengthen their overall security posture, and reduce compliance risk, increasing their overall affinity with Rubrik.
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
Manufacturing
We rely on a limited number of contract manufacturers, including Super Micro Computer, Inc., or Supermicro, to assemble, test, and load our software onto Supermicro servers to deliver Rubrik-branded commodity servers, or Rubrik-branded Appliances, which the customer enterprise data we secure relies upon. All Rubrik-branded Appliances are currently built on servers designed and supplied by Supermicro. Our Original Equipment Manufacturer Agreement with Supermicro expires in November 2026, with the option to terminate upon each automatic annual renewal thereafter, and does not contain minimum purchase requirements that we must satisfy. We and Supermicro have also agreed to a “Direct-to-Distributor” model, whereby our Channel Partners are authorized to place purchase orders directly with Supermicro, and Supermicro is authorized to sell our Rubrik-branded Appliances directly to our Channel Partners.
Our Competition
The markets we serve are highly competitive and rapidly evolving. Our competition is specific to use cases that we target. We believe the Rubrik Platform is unique and we are not aware of other companies that take a similar approach to deliver cyber resilience and accelerate enterprise AI transformation. Legacy backup and recovery solutions have significant shortfalls in addressing cyber recovery, data security and agentic AI operations as they were primarily built for recoveries from operational and natural disaster. At the same time, traditional cybersecurity approaches have failed to not only prevent but also provide recovery from increasingly rampant and sophisticated cyberattacks.

Rubrik, Inc.	2026 Form 10-K	12

As customer requirements evolve and new technologies are introduced, we anticipate competition will increase as established or emerging companies develop solutions that address the data security market. Our main competitors fall into the following categories:
•Data management and protection vendors, such as Commvault, Dell EMC, IBM, Veeam, and Cohesity;
•Smaller cloud and SaaS data management vendors with products that compete in some of our markets; and
•Vendors that provide cyber/ransomware detection and investigation, identity recovery and resilience, data security posture management, insider threat detection, data classification, incident containment, and other security and data governance technologies.
We believe the principal competitive factors in our market are:
•Ability to converge backup and recovery and cybersecurity in a cloud architecture;
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
As of January 31, 2026, we had approximately 3,797 full-time employees worldwide. We also engage contractors and consultants. None of our employees are represented by a labor union. In certain countries in which we operate, including Germany and France, we are subject to, and comply with, local labor law requirements, which include works councils and industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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

Rubrik, Inc.	2026 Form 10-K	13

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
As of January 31, 2026, we had 425 issued U.S. patents and patents in various non-U.S. jurisdictions, 260 patent applications pending in the United States, and 9 patent applications pending in various non-U.S. jurisdictions. Our issued patents as of January 31, 2026 expire between April 30, 2034 and January 30, 2045. As of January 31, 2026, we had 10 registered trademarks in the United States, 4 trademark applications pending in the United States, and 29 registered trademarks in various non-U.S. jurisdictions.
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

Rubrik, Inc.	2026 Form 10-K	14

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
Our revenue was $1.32 billion, $886.5 million and $627.9 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will fluctuate in the future as a result of a variety of factors. While we have largely completed both the sales of Rubrik-branded Appliances transitioning from us to our contract manufacturers in fiscal 2025 and the transition for new and existing customers to sales of RSC in fiscal 2026, we expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits (which are customer options that are accounted for as material rights) through fiscal 2027, although we expect the benefits to significantly reduce sequentially. These business transitions cause fluctuations to our total revenue growth and limit the comparability of our revenue with past performance.
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
•our cloud infrastructure technology, including systems architecture, scalability, availability, performance, and security;
•our use and development of AI technologies and tools;
•our partner ecosystem;

Rubrik, Inc.	2026 Form 10-K	15

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
If the market for data security and AI solutions does not grow, our ability to grow our business and our results of operations may be adversely affected.
We believe our future success will depend in large part on the growth, if any, in the market for data security and AI solutions. Traditionally, the cybersecurity industry has been focused on securing information technology infrastructure to prevent, detect, and investigate cyberattacks. Our platform brings a new approach to cybersecurity, which involves protecting our customers’ data across enterprise, cloud, SaaS, unstructured data, and identity providers, observing the data itself to proactively identify emergent threats, remediating data security threats, and recovering protected data following a cybersecurity event, as well as helping customers manage risks associated with AI agents. The market for data security and AI solutions, such as our platform and data security products, is at an early stage and rapidly evolving. As such, it is difficult to predict this market’s potential growth, if any, customer adoption and retention rates, customer demand for data security platforms, or the success of competitive products. In the past, customer adoption of our platform and data security products has been driven by the need for data resilience due to increasing ransomware activity. We do not know whether the trends of increasing ransomware activity, or of increasing adoption of our platform and data security products such as ours that we have experienced in the past, will continue in the future. Any expansion in this market depends on a number of factors, including the cost, performance, and perceived value associated with our platform and data security products and similar solutions of our competitors, including preference to manage security with existing infrastructure security tools alone, rather than investing in a platform based solution. The markets for some of our solutions are new, unproven, and evolving, and our future success depends on growth and expansion of these markets. If our platform and data security products do not achieve widespread adoption or there is a reduction in demand for our platform and data security products due to a lack of customer acceptance, technological challenges, competing products or solutions, privacy concerns, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in early terminations, reduced customer retention rates, or decreased revenue, any of which would adversely affect our business, financial condition, and results of operations. You should consider our business and growth prospects in light of the risks and difficulties we encounter in this new and evolving market.
We have a limited operating history, particularly with respect to our offerings of RSC and RAC, which makes it difficult to forecast our future results of operations.
Although we were founded in December 2013, we only began offering our products and services in the fiscal year ended January 31, 2016, and we began offering RSC as a cloud native SaaS solution in fiscal 2023, and introduced the RAC suite in fiscal 2026. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and forecast future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, we expect our revenue growth to fluctuate, slow, and possibly decline for a number of reasons, including mix shifts in our platform and data security products. In future periods, our revenue growth may fluctuate, slow or decline due to a number of factors, including changes in product mix. While we have largely completed both the transition of sales of Rubrik-branded Appliances from us to our contract manufacturers in fiscal 2025 and the transition for new and existing customers to sales of RSC in fiscal 2026, we expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits (which are customer options that are accounted for as material rights) through fiscal 2027, although we expect the benefits to significantly reduce sequentially. These business transitions cause fluctuations to our total revenue growth and limit the comparability of our revenue with past performance.

Rubrik, Inc.	2026 Form 10-K	16

In addition, we operate in a new market for data security and AI solutions, and as such we have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in new and rapidly changing markets, such as the risks and uncertainties described throughout this section. Further, our business and growth strategies are also dependent on continued development, and implementation and integration of our AI offerings and initiatives, including RAC, which is designed to accelerate enterprise AI agent deployments. While we have invested significantly in our AI offerings and initiatives and intend to continue doing so in the future, AI technology is expected to continue to rapidly advance. We may not be successful in obtaining and maintaining market acceptance of our AI offerings and initiatives, including RAC, particularly as competitive technologies and solutions are introduced. Any of these outcomes could harm our business, results of operations, and financial condition.
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
To expand our customer base, we need to convince organizations to allocate a portion of their discretionary budgets to purchase our platform and products. Our sales efforts often involve educating organizations about the uses and benefits of our data security and AI solutions. We may have difficulty convincing organizations of the value of adopting our solutions. Even if we are successful in convincing organizations that a platform like ours is critical to secure their data, they may not decide to purchase our solutions for a variety of reasons, some of which are out of our control. For example, any deterioration in general economic conditions has in the past caused, and may in the future cause, our current and prospective customers to delay or cut their overall security and IT operations spending. Macroeconomic concerns, customer financial difficulties, and constrained spending on security and IT operations may result in decreased revenue and adversely affect our financial condition and results of operations. In particular, uncertainty related to recent global tariffs may impact customer adoption and use of our offerings and revenue from sales of our products and services. Additionally, if the incidence of cyberattacks were to decline, or enterprises or governments perceive that the general level of cyberattacks has declined, our ability to attract new customers could be adversely affected. We may face additional difficulties in attracting organizations that use legacy data management products to purchase our data security products if they believe that these legacy products are more cost-effective or provide a level of IT security that is sufficient to meet their needs. Furthermore, the use of our data security products to manage data security, movement, and restoration across data centers is relatively new, and if we are unable to convince organizations of the benefits of our products, then our business, financial condition, and results of operations could be adversely impacted.

Rubrik, Inc.	2026 Form 10-K	17

We have a history of operating losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We generated net losses of $(348.8) million, $(1.15) billion and $(354.2) million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. As of January 31, 2026 and January 31, 2025, we had an accumulated deficit of $(3.19) billion and $(2.84) billion, respectively. While we have experienced rapid revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. In particular, as we expand the availability of our platform, increase our ability to secure data across multiple different sources, and add more capabilities, our ability to achieve and maintain profitability will be highly dependent on our ability to successfully market our platform and data security products to new and existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our data security products, including by introducing new features and functionality and securing additional applications, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our data security products by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, our data security and AI solutions operate on a public cloud infrastructure provided by third-party vendors, including Google Cloud ("GCP"), Microsoft Azure ("Azure"), and Amazon Web Services ("AWS"), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers. To the extent we are able to drive adoption of our platform and data security products, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, unforeseen expenses, difficulties, complications, or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
Furthermore, we have historically sold our products to customers as perpetual licenses with associated maintenance contracts or as subscription term-based licenses with associated support, and with respect to the latter, we recognized a portion of the revenue upfront at the time we transferred control of the subscription term-based license to the customer and deferred the remainder. We have substantially completed our transition to offering our platform primarily through SaaS subscriptions, and a significant majority of our new and existing customers have adopted RSC on a SaaS subscription basis. As of the end of fiscal 2026, SaaS subscriptions represented a majority of our total revenue. We have also largely completed the transition of sales of Rubrik-branded Appliances from us to our contract manufacturers in fiscal 2025. We expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits (which are customer options that are accounted for as material rights) through fiscal 2027, although we expect the benefits to significantly reduce sequentially. These business transitions may continue to cause fluctuations to our total revenue growth and limit the comparability of our revenue with past performance. In addition, the stock-based compensation expense related to our RSUs has resulted in and will continue to result in significant increases in our expenses in future periods, which may negatively impact our ability to achieve profitability.

Rubrik, Inc.	2026 Form 10-K	18

If our customers do not renew their subscriptions for our platform and products or expand their subscriptions to increase the amount of data secured, secure new applications, or include new features or capabilities, our results of operations could be harmed.
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our data security solutions, add data security or AI products, and increase the volume of their data protected by our solutions. Our AI solutions, including RAC, are relatively new, and customer adoption and expansion of these solutions may be uncertain. We expand our commercial purchase relationships with our existing customers as they increase the volume of their data protected by our data security solutions and secure additional applications and workloads. Our customers have no obligation to renew their subscription for our data security solutions after the expiration of their contractual subscription period, which is generally three years, and in the normal course of business, some customers have elected not to renew their subscriptions. In addition, customers may elect to shorten the term of their subscription, select a lower subscription edition, or purchase less capacity. Our customer retention and expansion may also decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our data security solutions, our pricing, customer prioritization of security, our customers’ security and IT operations spending, our customers’ ability to procure Rubrik-branded Appliances or other compatible third-party commodity servers to implement our data security products, mergers and acquisitions involving our customers, industry developments, competition, changing regulatory environments, and macroeconomic uncertainty related to recent global tariffs, the direct and indirect impact of which continues to evolve. Moreover, customers tend to expand their usage of our data security solutions over time as the amount of data they need to protect grows. As a result, strong customer retention over time generally leads to a higher degree of usage of our solutions. Therefore, a decline in customer retention may have a significant impact on our results of operations, including a decline in our average subscription dollar-based net retention rate, which could cause the price of our Class A common stock to decline or fluctuate. If our efforts to maintain and expand our relationships with our existing customers are not successful, our business, financial condition, and results of operations may suffer.
If our solutions fail or do not perform as intended or are perceived to have defects, errors, or vulnerabilities, our brand and reputation will be harmed, which would adversely affect our business and results of operations.
Our solutions are complex and, like all software, have in the past contained and may in the future contain undetected defects, errors, or vulnerabilities. From time to time, we identify certain vulnerabilities in our information systems. While we take steps designed to mitigate the risks associated with known vulnerabilities, there can be no assurance that any vulnerability mitigation measures will be effective. Moreover, we may also experience delays in developing and deploying remedial measures and patches designed to address any identified vulnerabilities. Real or perceived defects, errors, or vulnerabilities in our solutions, the failure of our solutions to secure, observe, and restore our customers’ data, misconfiguration of our solutions, the exploitation of any known or unknown vulnerabilities, or the failure of customers to deploy our solutions in combination with industry best practices could harm our reputation, result in a loss of, or delay in, market acceptance of our solutions, result in a loss of existing or potential customers, and adversely affect our business, financial condition, and results of operations. We are continuing to evolve the features and functionality of our products through updates and enhancements, and as we do so, we may inadvertently introduce defects, errors, or vulnerabilities that may not be detected until after deployment by our customers. In addition, implementation or use of our solutions that is not correct or as intended may result in adverse consequences such as inadequate performance and disruptions in service. Moreover, if we acquire companies or technologies developed by third parties, difficulties integrating such acquired technologies may result in product flaws or software vulnerabilities.
Additionally, we cannot assure you that our solutions will prevent all data loss or other types of data security incidents, especially in light of the rapidly changing security threat landscape that our solutions seek to address. Due to a variety of both internal and external factors, our solutions could become vulnerable to security incidents (both from intentional attacks and accidental causes) that could cause them to fail to adequately secure or observe data or to restore data in the event of a security incident.
Moreover, our solutions are adopted by, and part of the supply chain of, a large and increasing number of organizations worldwide, our solutions have been and may in the future be subject to continued, persistent research and reconnaissance by threat actors in order to discover and exploit weaknesses in our technology that can be exploited. If our solutions are compromised, a significant number or, in some instances, all of our customers and their data could be adversely affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm. Since our business is focused on providing data security services to our customers, an actual or perceived security incident affecting our solutions would be especially detrimental to our reputation and our business.
Because we can access customer data in certain limited circumstances, such as when providing customer support, and such customer data in some cases may contain personal data or confidential information, a security compromise, or an accidental or intentional misconfiguration or malfunction of our platform, could result in personal data and other confidential information being compromised. We and our service providers have been subject to cyberattacks that have occurred in the past and may occur in the future, and our customers or other organizations may lose trust in solutions such as ours.

Rubrik, Inc.	2026 Form 10-K	19

Organizations are increasingly subject to a wide variety of cyberattacks on their networks, systems, and data. If any of our customers experience a cyberattack while using our solutions and are unable to secure, observe, or restore their data, such customers could discontinue use of our solutions, regardless of whether our solutions were adequately deployed, configured, or used to protect the data in the customer’s environment. Real or perceived security incidents involving our customers' networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, and other customer relations issues, any of which may adversely affect our revenue and results of operations.
In addition, errors in our solutions could cause system failures, loss of data, or other adverse effects for our customers, which may result in the assertion of warranty and other claims for substantial damages against us. The potential liability and associated consequences we could suffer as a result of such an incident could be catastrophic and cause irreparable harm to our reputation and results of operations. Although our agreements with our customers typically contain provisions that are intended to limit our exposure to such claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. While we seek to insure against these types of claims, our insurance policies may not adequately limit our exposure. These claims, even if unsuccessful, could be costly and time consuming to defend and could harm our business, financial condition, results of operations, and cash flows.
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
Organizations, particularly organizations like ours that provide data security solutions, experience and are subject to a wide variety of attacks on their networks, systems, and endpoints, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently. For example, in February 2025, we announced that we observed anomalous activity on a server that contained log files, certain of which were accessed by an unauthorized actor. This incident did not result in access to data that we secure on behalf of customers or access to our internal code, and there was no disruption to our business or financial systems or to other operations. However, there can be no guarantee that any attack in the future will have a similarly minimal impact, should one occur.
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent, continuing to rise, increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists," organized criminal threat actors, personnel (such as through theft, misuse, or accidental disclosure), sophisticated nation states, and nation-state-supported actors. Some actors now engage in and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our solutions. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), computer generated or altered fraudulent content (i.e., “deep fakes,” which may be increasingly difficult to identify), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, other inadvertent compromises of our systems and data (including those arising from process, coding, or human error), ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or commodity appliance failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats.

Rubrik, Inc.	2026 Form 10-K	20

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
We employ a shared responsibility model where our customers are responsible for using, configuring and otherwise implementing security measures related to our platform, services and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers’ discretion or identify security areas or measures for which our customers are responsible. For example, our customers are responsible for adding and enforcing multi-factor authentication to access their accounts. In certain cases where our customers choose not to implement, or incorrectly implement, such features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security incidents, even if we are not the cause of customer security issue or incident that may result, our customer relationships reputation, and revenue may be adversely impacted. Furthermore, threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
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

Rubrik, Inc.	2026 Form 10-K	21

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
If we (or a third party with whom we work, including our suppliers) experience a security incident or are perceived to have experienced a security incident, which has happened in the past, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including data about individuals); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop purchasing our solutions, deter new customers from purchasing our solutions, and negatively impact our ability to grow and operate our business. As a data security company, we could be exposed to additional reputational risks should a security incident occur.
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
The limited number of contract manufacturers and original equipment manufacturers that produce commodity servers that are compatible with our solutions are susceptible to supply chain disruptions and have recently experienced shortages of key components for their servers, which may adversely affect our ability to accurately forecast demand for these commodity servers or successfully manage the relationship with such manufacturers, and could negatively impact demand for our offerings, and adversely affect our business and financial results.
A limited number of Manufacturers produce commodity servers that are compatible with our solutions. We do not own or operate any manufacturing facilities and rely on these Manufacturers for such products. These Manufacturers manage the supply chain for these products and, alone or together with us or our distributors and resellers ("Channel Partners"), negotiate component costs. Our reliance on Manufacturers and Channel Partners reduces our control over the assembly process, quality assurance, production costs, and product supply. If the relationships with Manufacturers are not properly managed or if Manufacturers experience delays, interruptions, or supply-chain disruptions, including due to international conflicts and geopolitical tensions (such as the imposition of new trade restrictions and tariffs due to escalating tensions, hostilities, or trade disputes), health epidemics or pandemics, new trade laws and regulations, capacity constraints, or quality control problems in their operations, the ability for customers to procure compatible commodity servers could be impaired. For example, key components of the commodity servers that are compatible with our solutions have been, and continue to be, adversely affected by global chip shortages and allocation constraints, in part due to elevated industry demand, which in certain cases have resulted in extended lead times and increased server prices. While we have largely completed the sales of Rubrik-branded Appliances transitioning from us to our contract manufacturers in fiscal 2025, such delays, constraints and increased costs may adversely affect our customers’ purchasing decisions and deployment timelines. In response, we may in the future provide commercial accommodations, which could reduce our margins or adversely affect our business if such practices become widespread or prolonged. If such conditions persist or worsen, potential new customers could defer, delay, scale back, or in some cases forego purchases or deployments of our solutions until compatible commodity servers are available or total solution costs decline. Any such disruptions, shortages, or resulting delays may also require us or our Channel Partners to adjust forecasts, reschedule orders, or qualify alternative Manufacturers. If we or our Channel Partners are required to change or qualify a new Manufacturer for any reason, including financial considerations, reduction of manufacturing output made available to us, or the termination of our or our Channel Partners’ contract with the Manufacturers, we may lose revenue and incur increased costs to the extent that we are even able to identify and qualify a new Manufacturer. In addition, our contract manufacturers may terminate the agreement with us or our Channel Partners with prior notice for reasons such as failure to perform a material contractual obligation.

Rubrik, Inc.	2026 Form 10-K	22

A large majority of the customer enterprise data we secure relies upon Rubrik-branded Appliances, which are currently built on servers supplied and designed by Super Micro Computer, Inc. ("Supermicro"). If we are unable to manage our relationship with Supermicro effectively, or if Supermicro continues to suffer delays or disruptions for any reason, including due to the global chip shortage that the broader industry is currently experiencing, any other component allocation constraints, increased manufacturing lead-times, capacity constraints, quality control problems in its manufacturing operations, or international trade disputes, tariffs or other protectionist measures, or fails to meet our requirements for timely delivery, or if Supermicro no longer produces the servers for our Rubrik-branded Appliances, our indirect costs may increase and our end-customer’s ability to procure Rubrik-branded Appliances in a timely manner would be impaired to the extent that any alternative commodity servers are available at all. Our agreement with Supermicro does not provide long-term price assurances for certain components used in Rubrik-branded Appliances, and increases in component or server costs could increase the total price customers pay to implement our solutions. While we have largely completed the sales of Rubrik-branded Appliances transitioning from us to our contract manufacturers in fiscal 2025, any such cost increases, including those resulting from chip shortages or allocation constraints, could adversely affect customer demand for our offerings or the timing of purchases and deployments. While customers would have the ability to purchase compatible third-party commodity servers from other OEMs, and we have the ability to qualify new commodity servers for Rubrik-branded Appliances, this may create increased costs or delays for our customers and impact their customer experience, which could negatively impact our sales and our business. See the section titled “Business—Manufacturing” in our Annual Report for additional information regarding our contractual relationship with Supermicro.
Certain of our OEMs carry products that compete with our solutions and may not continue producing or supporting compatible commodity servers for our customers in the future. We or our Channel Partners provide forecasts and purchase orders to Manufacturers for compatible commodity servers, and these orders may only be rescheduled or canceled under certain limited conditions. If we inaccurately forecast demand for our solutions and need for compatible commodity servers, our Manufacturers may have excess or inadequate inventory, and we may incur cancellation charges or penalties, which could adversely impact our operating results. If we experience increased demand for compatible commodity servers, then we, our Channel Partners, or Manufacturers may need to increase component purchases, contract manufacturing capacity, or internal test and quality functions. Our customers’ orders may represent a relatively small percentage of the overall orders received by Manufacturers from their customers. As a result, fulfilling our customers’ orders may not be considered a priority in the event Manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. Although we have largely transitioned the sale of Rubrik-branded Appliances from us to our contract manufacturers, if Manufacturers are unable to provide adequate supplies of high-quality products, or if we, our Channel Partners, or Manufacturers are unable to obtain adequate quantities of components, or control the costs of components, it could cause a delay in the fulfillment of our customers’ orders, in which case our business, financial condition, and results of operations could be adversely affected.
Tariffs and other restrictive trade policies, such as those regarding hardware and technology infrastructure from China, have had and may continue to have an indirect impact on the total price customers pay for our products and may also impact production and supply of our Rubrik-branded Appliances and the commodity servers compatible with our solutions. These impacts could negatively affect customer experience, demand, and the attractiveness of our solutions relative to alternatives.

Rubrik, Inc.	2026 Form 10-K	23

Our use of generative and other AI tools may pose risks to business and operations, including our proprietary software and systems, and may subject us to legal liability.
We use AI tools in our business, including generative AI and agentic AI, and we expect to use AI tools in the future, including to generate code and other materials incorporated into our products, proprietary software, and systems, and for other internal and external uses, and we are making investments to expand our generative and agentic AI capabilities, including recent and future product offerings such as Rubrik Agent Cloud, which is designed to accelerate enterprise AI agent deployments. Advanced generative AI tools, which may produce content indistinguishable from that generated by humans, are a relatively novel development, with benefits, risks, and liabilities still unknown. Recent decisions of governmental entities and courts (such as the U.S. Copyright Office, U.S. Patent and Trademark Office, and U.S. Court of Appeals for the Federal Circuit) interpret U.S. copyright and patent law as limited to protecting works and inventions created by human authors and inventors, respectively. We are therefore unlikely to be able to obtain U.S. copyright or patent protection for works or inventions wholly created by a generative AI tool, and our ability to obtain U.S. copyright and patent protection for source code, text, images, inventions, or other materials, which are developed with some use of generative AI tools, may be limited, if available at all. Likewise, the availability of such IP protections in other countries is unclear. In addition, we may have little or no insight into and no control over the content and materials used by vendors and model providers to train these generative AI tools, or that otherwise use or incorporate these generative AI tools into their own offerings. There is ongoing litigation over whether the use of copyrighted materials to train the AI models used in these tools is lawful, and the impact of decisions in such litigation on our use of generative AI tools is unknown. Furthermore, our vendors who use generative and agentic AI tools in their own offerings may not meet existing or rapidly evolving regulatory or industry standards, including with respect to the rights of others, privacy and data security. Additionally, our use of open-source and other third-party generative and agentic AI tools, including to develop source code, text, images, inventions, or other materials, may expose us to greater risks than utilizing contracted human developers, as such AI tools typically do not come with warranties or indemnities with respect to the output generated by such AI tools, and generative and agentic AI tools may also hallucinate, providing erroneous output or making erroneous decisions. Furthermore, some AI tools may be offered under terms that do not protect the confidentiality of the prompts or inputs that users submit to such tools and may use prompts or inputs to train shared AI models, potentially resulting in third-party users receiving outputs containing information from prompts or inputs (including confidential, competitive, proprietary, or personal data) that we submitted to the tool. The disclosure and use of personal data in AI technologies is also subject to various privacy laws and other privacy obligations. Prior to implementing an AI tool (including generative AI tools), our AI governance committee (including leaders from our Engineering, Product, Legal, and Information Security teams) performs an analysis and review of each AI tool for which pre-approval is required according to our policies, including evaluation of potential legal, security, and business risks and steps that can be taken to mitigate any such risks. The selection criteria and analysis include consideration of how use of the AI tool could raise issues relating to confidential information, personal data and privacy, customer data and contractual obligations, open source software, copyright and other intellectual property rights, transparency, output accuracy and reliability, and security.
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

Rubrik, Inc.	2026 Form 10-K	24

We also market some of our own products or features as generative AI tools and AI infrastructure services ("AI Products"). Some of our customers, especially those in highly regulated industries, may be reluctant or unwilling to adopt AI Products. Accordingly, adoption of AI features in our products and marketing our products as AI Products could reduce or delay customer adoption. Because AI models and AI agents can hallucinate and provide erroneous output or make erroneous decisions, offering AI Products could result in customer dissatisfaction or potentially claims against us arising out of erroneous output or decisions. Some of our AI Products may require us to train or fine-tune AI models using datasets collected by us or from third-party providers. While we have processes and practices designed to ensure that we and any third-party providers of training data have the necessary rights to use such datasets for training our AI Products, we may not in every instance be able to confirm that all of the information contained in such datasets has been obtained with the necessary permissions for us to use for purposes of our AI Products. For example, we may use publicly available data to train our AI Products that contain information that was unlawfully acquired from third parties without our knowledge. While we have employed processes designed to help us avoid using any personal data to train or fine-tune our AI Products, it may be difficult for us to avoid or identify all instances where a user might nonetheless submit personal data to our AI Products. Furthermore, if we were to receive claims from third parties asserting rights against our use of certain datasets used to train our AI Products, it may be difficult or impossible for us to disentangle our trained models from the subject matter of the claims.
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
Several jurisdictions around the globe, including in Europe, have proposed, enacted, or are considering laws governing AI tools, including the EU’s AI Act. In the United States, where our operations are headquartered, several states are applying their data and consumer protection laws to AI, and/or have enacted, or are enacting or considering legal frameworks on AI, such as the California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, the Colorado Artificial Intelligence Act and the CCPA’s regulations regarding automated decision-making technology. We expect other jurisdictions will adopt similar laws, and, as a result of the rapidly evolving regulatory landscape, implementation standards, enforcement practices, and available scope of protection are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, or standards may have on our business (including our positioning with respect to our competition) and may not always be able to anticipate how to respond to these laws or regulations. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to disclose or provide greater transparency regarding the nature of our AI Products and the data we have employed to train them, require us to change our business practices, retrain our AI Products, or prevent or limit our use of AI. For example, the FTC has required other companies to delete (or “disgorge”) both the personal data that the FTC alleged were collected in violation of privacy laws as well as the algorithms and other insights that were developed or generated using such data. If we cannot use AI or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
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

Rubrik, Inc.	2026 Form 10-K	25

Changes in our revenue mix may cause fluctuations in revenue recognized from period to period, which could make period-to-period revenue comparisons not meaningful and difficult to predict.
Our revenue mix may vary over time due to a number of factors, including the mix of our subscriptions for different data security products and the timing of remaining customer migrations to RSC or other SaaS offerings. Our subscription revenue includes revenue from sales of subscription term-based licenses, a portion of which is recognized upfront when we transfer control of the subscription term-based license to the customer, and revenue from sales of SaaS subscriptions and support, which is recognized ratably over the contract period. As we have substantially completed our transition from subscription term-based licenses to SaaS subscriptions and migrated a significant majority of our existing customers to RSC, the proportion of revenue recognized upfront versus ratably over time has evolved. However, the timing of remaining customer migrations, as well as the estimates and assumptions used to account for certain customer arrangements, including Subscription Credits (which are customer options that are accounted for as material rights) related to Refresh Rights, may continue to affect the amount and timing of revenue recognized. In addition, future changes in our product offerings, pricing models, contract structures, customer purchasing patterns, or other business initiatives may further affect our revenue mix and the timing of revenue recognized. These factors make it challenging to forecast our revenue as the mix of solutions and services, the timing of our customers’ RSC transition, as well as the size of contracts, are difficult to predict.
We rely upon third-party cloud providers to host our solutions, and any disruption of, or interference with, our use of third-party cloud products would adversely affect our business, financial condition, and results of operations.
Customers of RSC and our other cloud services need to be able to access our solutions at any time, without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime. We leverage third-party cloud providers for substantially all of the infrastructure that supports our solutions. Our cloud services depend on the cloud infrastructure hosted by these third-party providers to support our configuration, architecture, features, and interconnection specifications, as well as secure the information stored in these virtual data centers, which is transmitted through third-party internet service providers. Any limitation on the capacity of our third-party hosting providers, including due to technical failures, shifts in product capabilities or licensing models, natural disasters, fraud, or security attacks, could impede our ability to fulfill our current contractual commitments, onboard new customers, or expand the usage of our existing customers, which could adversely affect our business, financial condition, and results of operations.
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

Rubrik, Inc.	2026 Form 10-K	26

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
•Data management and protection vendors, such as Dell-EMC, IBM, Commvault, Veeam, and Cohesity;
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
Our current and potential competitors may establish cooperative relationships among themselves or with third parties or may merge with each other. If so, new competitors, alliances, or merged entities that include our competitors may emerge that could acquire significant market share. In addition, large operating systems, applications, and cloud vendors have introduced products or functionality that include some of the same functions offered by our solutions. In the future, further development by these vendors could cause our solutions to become redundant, which could seriously harm our business, financial condition, and results of operations.
In addition, we expect to encounter new competitors, including public cloud providers and SaaS companies that build native data security and management solutions, as we expand in current markets or enter new markets. Furthermore, many of our existing competitors are broadening their operating systems platform coverage. We expect that competition will increase as a result of future software industry consolidation. Increased competition could harm our business by causing, among other things, price reductions of our solutions, reduced profitability, and loss of market share.

Rubrik, Inc.	2026 Form 10-K	27

Our estimates of market opportunity, forecasts of market growth, and potential return on investment may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The data security market is at an early stage and is rapidly evolving. As we are working to create a market for data security from other existing markets that focused on other elements of cybersecurity, our market is at an early stage and rapidly evolving. As a result, the size and future growth of this market are difficult to accurately estimate and subject to change. In addition, third-party estimates of the addressable market for the security and data management sectors reflect the opportunity available from all participants and potential participants, and we cannot predict with precision our ability to address this demand or the extent of market adoption of our platform and data security products. Moreover, the market segments we are targeting may grow at different rates. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable businesses covered by our market opportunity estimates will purchase our solutions or generate any particular level of revenue for us. Any expansion in our market opportunity depends on a number of factors, including the cost, performance, and perceived value associated with our solutions and the products of our competitors. Even if the areas in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.
If customers have not utilized their Subscription Credits before they expire, this could result in customer dissatisfaction and our future results of operations could be harmed.
The customer enterprise data we secure relies upon compatible hardware. Historically, we sold Rubrik-branded Appliances produced by contract manufacturers to our customers. We started transitioning the sale of Rubrik-branded Appliances from us to our contract manufacturers in fiscal 2023 and offered limited-time incentives, Subscription Credits (which are customer options that are accounted for as material rights), upon qualification, to certain existing customers in exchange for historically offered rights to next generation Rubrik-branded Appliances at no cost, which we refer to as Refresh Rights. If customers have not utilized their Subscription Credits before they expire, this could result in customer dissatisfaction or a decision not to purchase our solutions, which would have an adverse impact on our results of operations.
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
From time to time, there may be changes in our senior management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and certain other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our solutions. In addition, a significant portion of our software engineers are located in Palo Alto, California and Bangalore, India. These locations offer access to a deep pool of highly skilled professionals, which is crucial for the development and maintenance of our complex solutions. However, this concentration also exposes us to potential continuity risk if these specific locations are negatively impacted by unforeseen events, such as natural disasters, political unrest, or disruptions in critical infrastructure.

Rubrik, Inc.	2026 Form 10-K	28

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
Our growth will depend in large part on our ability to attract new customers and expand sales to existing customers, expand the features and functionality of our platform, hire sufficient sales personnel to support our growth, and decrease the ramp time for our sales personnel. In addition, the success of our business is substantially dependent on the actual and perceived viability, benefits, and advantages of our platform. As such, market adoption of our platform, data security and agentic AI operations solutions is critical to our continued success. Demand for our platform and data security products is affected by a number of factors, including increased market acceptance by new and existing customers, increased market acceptance of our AI offerings, such as Rubrik Agent Cloud, increased activity by or prevalence of cybersecurity bad actors, including the use of ransomware, effectiveness of our sales and marketing strategy, the extension of our platform to new applications and use cases, the timing of development and release of new capabilities by us and our competitors, technological change, and growth or contraction of the market in which we compete. Failure to successfully address or account for these factors, satisfy customer demands, achieve continued market acceptance over competitors, and achieve growth in sales of our data security products would harm our business, financial condition, results of operations, and growth prospects.
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
•fluctuations in demand for or pricing of our solutions;
•our ability to attract new customers;
•the level of awareness and prevalence of cybersecurity threats, particularly advanced cyberattacks and ransomware attacks;
•timing of our customers exercising or forfeiting their Subscription Credits (which are customer options that are accounted for as material rights), including the impact on our revenue recognition and causing fluctuations to our total revenue growth and limit the comparability of our revenue with past performance;
•our ability to retain our existing customers, particularly large customers, and secure renewals of subscriptions, as well as the timing of customer renewals or non-renewals;
•the pricing and quantity of subscriptions renewed, as well as our ability to accurately forecast customer expansions and renewals;
•downgrades in customer subscriptions;
•customers and potential customers opting for alternative solutions, including developing their own in-house solutions;
•timing and amount of our investments to expand the capacity of our third-party cloud service providers;
•seasonality in sales, results of operations, and remaining performance obligations;

Rubrik, Inc.	2026 Form 10-K	29

•investments in new data security products, including protection of new enterprise, cloud, SaaS, unstructured data, identity providers, new features, and functionality;
•fluctuations or delays in development, release, or adoption of new features and functionality for our solutions;
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
•the number of qualified customers that elect to utilize their Subscription Credits (which are customer options that are accounted for as material rights) before they expire;
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
•health epidemics or pandemics;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers; and
•significant security incidents related to, technical difficulties with, or interruptions to, the delivery and use of our solutions.
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
In addition, while we recognize our SaaS subscription revenue ratably over the term of the subscription, our customers typically pay us for new multi-year subscriptions upfront and then annually upon one-year renewals. Recently, due to the growth in our SaaS product offerings, changes in our customer mix, and the uncertain macroeconomic environment, we have experienced an increase in customers electing annual, monthly, or consumption payments instead of multi-year upfront payments, which has caused and may continue to cause volatility in our period over period cash flow and may have an adverse effect on our business and results of operations.

Rubrik, Inc.	2026 Form 10-K	30

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
We rely on hosted SaaS applications from third parties in order to operate critical functions of our business, including enterprise resource planning, order management, billing, project management, human resources, technical support, accounting, and other operational activities. If these services become unavailable due to extended outages, interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted, and our processes for managing sales of our solutions and supporting our customers could be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could adversely affect our business and results of operations.
If we are unable to maintain successful relationships with our Channel Partners and technology alliance partners, or if our Channel Partners or technology alliance partners fail to perform, our ability to market, sell, and distribute our solutions will be limited, and our business, financial condition, and results of operations will be harmed.
In addition to our sales force, we rely on our Channel Partners, which include our managed service providers and distributors and resellers, to sell and support our solutions. A vast majority of sales of our solutions flow through our Channel Partners with the support of our sales force. Our three largest Channel Partners, Arrow Enterprise Computing Solutions, Exclusive Networks, and Ingram Micro Inc., and their respective affiliates collectively generated approximately 68% and 73% of our revenue for fiscal 2026 and 2025, respectively. Our agreements with our Channel Partners, including our agreements with our three largest Channel Partners, are non-exclusive, renew automatically in one-year term increments, and may be terminated by either party at any time. Further, our Channel Partners fulfill our sales on a purchase order basis and do not impose minimum purchase requirements or related terms on sales. Our Channel Partners enable us to extend our reach, in particular with smaller customers and in geographies where we have less sales presence. Additionally, we have entered, and intend to continue to enter, into technology alliance partnerships with third parties to support our future growth plans.

Rubrik, Inc.	2026 Form 10-K	31

We derive a substantial amount of our revenue from sales through Channel Partners, and we expect to continue to derive a substantial amount of our revenue from Channel Partners in future periods. Our agreements with our Channel Partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing products, and many of our Channel Partners may have more established relationships with our competitors. If our Channel Partners choose to place greater emphasis on solutions other than our own, fail to effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger Channel Partners or technology alliance partners, who may cease marketing our solutions with limited or no notice, and any inability to replace them, could adversely affect our business, financial condition, and results of operations. Moreover, our ability to expand our distribution channels depends in part on our ability to maintain successful relationships with our Channel Partners and educate and train our current and future Channel Partners about our solutions, which can be complex. If we fail to effectively manage our existing sales channels, or if our Channel Partners are unsuccessful in fulfilling the orders for our solutions, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality Channel Partners in each of the regions in which we sell solutions and keep them motivated to sell our solutions, our business, financial condition, and results of operations will be harmed. Even if we are successful, these relationships may not result in greater customer usage of our data security products or increased revenue. Our ability to influence, or have visibility into, the actions or efforts of our Channel Partners may be limited. If our partners, including our Channel Partners, fail to comply with applicable laws, including anti-corruption, export control and sanctions, antitrust, or competition laws, or engage in activities that result in or may result in liability, we may also be adversely affected through reputational harm, as well as other negative consequences, including litigation, government investigations and penalties.
In addition, the financial health of our Channel Partners and our continuing relationships with them are important to our success. Some of these Channel Partners may be unable to withstand adverse changes in economic conditions, including the current macroeconomic uncertainty, which could result in insolvency or the inability of such Channel Partners to obtain credit to finance purchases of our solutions and services. In addition, weakness in the end-user market could negatively affect the cash flows of our Channel Partners who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these Channel Partners substantially weakened, and we were unable to timely secure replacement Channel Partners.
If we do not effectively expand and train our sales force, we may be unable to add new customers or retain and increase sales to our existing customers, and our business will be adversely affected.
We depend on our sales force to obtain new customers and retain and increase sales with existing customers. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel, as well as effectively managing leadership transitions and maintaining stability within our sales organization. Changes in sales leadership or organizational structure may result in temporary disruption, changes in strategy or execution, or challenges in maintaining sales team morale and productivity, and may increase the risk of attrition within our sales organization, including the potential loss of key sales personnel. We have expanded our sales organization significantly in recent periods and expect to continue to add additional sales capabilities in the near term. There is significant competition for sales personnel with the skills and technical knowledge that we require. New hires require significant training and may take significant time before they achieve full productivity, and this delay is accentuated by our long sales cycles. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do or plan to do business. In addition, a large percentage of our sales force is new to our company and selling our solutions, and therefore, this group may be less effective than our more seasoned sales personnel. Furthermore, hiring sales personnel in new countries, or expanding our existing presence, requires upfront and ongoing expenditures that we may not recover if the sales personnel fail to achieve full productivity. We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or retaining and increasing sales to our existing customer base, our business, financial condition, and results of operations will be adversely affected.

Rubrik, Inc.	2026 Form 10-K	32

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.
Our revenue may fluctuate because of the length and unpredictability of the sales cycle for our solutions, particularly with respect to large organizations and government entities. For example, in light of current macroeconomic conditions, such as higher cost-consciousness around information technology budgets, as well as constraints affecting the availability or pricing of compatible commodity servers needed to deploy our solutions, including as a result of global chip shortages or allocation constraints, we have observed a lengthening of our sales cycles. Customers often view the subscription to our platform as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test, and qualify our platform, including from a security and privacy perspective, prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens our sales cycle. Additionally, RSC and other SaaS solutions may elongate our sales cycles as a result of additional customer security and privacy evaluations.
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
If we fail to adapt and respond effectively to rapidly changing technology, including technologies related to AI, evolving industry standards, changing regulations, or to changing customer needs, requirements, or preferences, our solutions may become less competitive.
Our ability to attract new users and customers and increase revenue from existing customers depends in large part on our ability to enhance, improve, and differentiate our existing offering, increase adoption and usage of our solutions, and introduce new products and capabilities. The market in which we compete is relatively new and subject to rapid technological change, including advances in AI, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. Because the market for our data security solutions is relatively new, it is difficult to predict customer adoption, increased customer usage and demand for our data security solutions, the size and growth rate of this market, the entry of competitive products, or the success of existing competitive products. If we are unable to enhance our solutions and keep pace with rapid technological change, including developments related to AI and automated systems, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our solutions, our business, financial condition, and results of operations could be adversely affected.
To remain competitive, we need to continuously modify and enhance our solutions to adapt to changes and innovation in existing and new technologies. We expect that we will need to continue to differentiate our data management and data security capabilities, as well as expand and enhance our data security and AI solutions to support a variety of use cases. This development effort will require significant engineering, sales, and marketing resources. Any failure to effectively offer solutions for these adjacent use cases could reduce customer demand for our platform. Further, our solutions must also integrate with a variety of network, commodity appliance, mobile, cloud, and software platforms and technologies, and we need to continuously modify and enhance our solutions to adapt to changes and innovation in these technologies. This development effort may require significant investment in engineering, support, marketing, and sales resources, all of which would affect our business and results of operations. Any failure of our solutions to operate effectively with widely adopted data infrastructure platforms, applications, and technologies would reduce the demand for our solutions. If we are unable to respond to customer demand in a cost-effective manner, our solutions may become less marketable and less competitive or obsolete, and our business, financial condition, and results of operations could be adversely affected.
The competitive position of our solutions depends in part on their ability to operate with third-party products and services, including those of our technology alliance partners, and if we are not successful in maintaining and expanding the compatibility of our solutions with such products and services, our business may be harmed.
The competitive position of our solutions depends in part on their ability to operate with products and services of third parties, including software companies, software services, and infrastructure, and our solutions must be continuously modified and enhanced to adapt to changes in commodity appliance, software, networking, browser, and database technologies. In the future, one or more technology companies, whether our technology alliance partners or otherwise, may choose not to support the operation of their software, software services, and infrastructure with our solutions, or our solutions may not support the capabilities needed to integrate with such software, software services, and infrastructure. In addition, to the extent that a third party was to develop software or services that compete with ours, that provider may choose not to support our offering. We intend to facilitate the compatibility of our platform with various third-party software, software services, and infrastructure offerings by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and results of operations may be harmed.

Rubrik, Inc.	2026 Form 10-K	33

Incorrect or improper implementation or use of our solutions could result in customer dissatisfaction and harm our business, financial condition, and results of operations.
Our solutions are deployed in a wide variety of IT infrastructures, including large-scale, complex technology environments, and we believe our future success will depend, at least in part, on our ability to support such deployments. Implementations of our solutions may be technically complicated, and it may not be easy to maximize the value of our solutions without proper implementation, training, and support. Some of our customers have experienced difficulties implementing our solutions in the past and may experience implementation difficulties in the future. If we or our customers are unable to implement our solutions successfully, customer perceptions of our solutions may be impaired, our reputation and brand may suffer, or customers may choose not to renew their subscriptions or purchase additional products from us.
Any failure by customers to appropriately implement our solutions or any failure of our solutions to effectively integrate and operate within our customers’ data management infrastructure could result in customer dissatisfaction, impact the perceived reliability of our solutions, result in negative press coverage, negatively affect our reputation, and harm our business, financial condition, and results of operations.
We use third-party open-source components in our solutions, which could negatively affect our ability to sell our solutions or subject us to litigation or other actions.
Our solutions include third-party open-source components, including software and models, and we intend to continue to incorporate third-party open-source components in our solutions in the future. There is a risk that the use of third-party open-source components in our software could impose conditions or restrictions on our ability to monetize our software or require making available the source code of all or part of our software that include, incorporate or rely upon such open-source components. Although we have internal policies in place designed to monitor the incorporation of open-source components into our solutions to avoid such restrictions, we cannot be certain that we have not incorporated open-source components in our solutions in a manner that is inconsistent with our licensing model or the licensing terms of any such open-source components. Open-source software is incorporated into or relied upon by many other software projects, including open source projects as well as AI tools, and there is a risk that those dependent open-source libraries may be subject to inconsistent licensing terms that affect our ability to use the software. This could create further uncertainties as to the governing terms for the open-source components we incorporate.
In addition, the terms of certain open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open-source licenses could be construed in a manner that imposes unanticipated restrictions or conditions on our use of such components. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the software or derivative works that we developed using such open-source components, which could include proprietary portions of our source code, or otherwise seeking to enforce the terms of the open-source licenses. These claims could result in litigation and could require us to make those proprietary portions of our source code freely available, purchase a costly license or cease offering the implicated software or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully.
In addition to risks related to license requirements, use of third-party open-source components can lead to greater risks than use of third-party commercial components, as open-source licensors generally do not provide warranties. Use of open-source components may also introduce security risks as it may contain security vulnerabilities, and hackers and other third parties may exploit the public availability of such open-source components to determine how to compromise our solutions.
In addition, licensors of open-source components included in our solutions may, from time to time, modify the terms of their license agreements applicable to any updates in such a manner that those license terms may include restrictions that make the use of such components incompatible with our business, and thus could, among other consequences, prevent us from using or incorporating new updates of such components that are subject to the modified license.
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

Rubrik, Inc.	2026 Form 10-K	34

Our success depends, in part, on the integrity and scalability of our systems and infrastructures. System interruption or delays from third-party data center hosting facilities and the lack of integration, redundancy, and scalability in our systems and infrastructures could impair the delivery of our solutions and harm our business.
Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including websites, information, and related systems. System interruption and the lack of integration and sufficient redundancy in our information systems and infrastructures may harm our ability to operate websites, respond to customer inquiries, and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent us from efficiently providing solutions.
We currently utilize third-party data center hosting facilities located in the United States and internationally. Any damage to, or failure of, the data facilities generally could result in interruptions in our solutions. As we continue to add data center hosting facilities and add capacity in our existing data facilities, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our solutions. We also rely on affiliate and third-party computer systems, broadband, and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process, and fulfill transactions. Interruptions in our solutions may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions or solutions contracts, or harm our renewal rates or our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our solutions are unreliable.
Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God, and similar events or disruptions may damage or interrupt computer, broadband, or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from providing our solutions. While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. As we continue to expand the number of our customers and solutions products available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in the delivery or performance of our solutions. If any of these events were to occur, it could harm our business, financial condition, and results of operations.
We rely on software and data licensed from other parties. Defects in or the loss of software or access to data from third parties could increase our costs and harm the quality of our solutions.
Components of our solutions include or rely upon software and data licensed from third parties. Our business could be disrupted if any of the software or data we license from others and functional equivalents thereof were either no longer available to us or no longer offered on commercially reasonable terms. In either case, we may be required to either redesign our solutions to function with software or data available from other parties or develop these components ourselves, which would result in increased costs and could result in delays in the release of new solutions. Furthermore, we might be forced to limit the features available in our current or future data security or AI solutions. If we fail to maintain or renegotiate any of these software or data licenses, we could face significant delays and diversion of resources in attempting to license and integrate functional equivalents. While we believe that in most cases there are commercially reasonable alternatives to the third-party software and data we currently license, this may not always be the case, or it may be time consuming or expensive to replace existing third-party software or data or find a replacement third-party provider. Our use of additional or alternative third-party software or data or third-party providers would require us to enter into license agreements with third parties, and we may not be able to enter into such agreements on advantageous terms.
We are subject to governmental export and import controls and economic sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability and reputational harm if we violate the controls.
Our data security solutions are subject to U.S. export controls, including the Export Administration Regulations, and we incorporate encryption technology into our solutions. Our data security solutions and the underlying technology may be exported outside of the United States only in compliance with the applicable regulations and any required export authorizations, including an export license, applicability of a license exception, or other appropriate government authorizations, such as the filing of an encryption classification request or self-classification report, as applicable. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.
Furthermore, we are required to comply with economic and trade sanctions laws and regulations of the countries where we do business, including those administered and enforced by the U.S. government (for example, through the Office of Foreign Assets Control of the U.S. Treasury Department and the U.S. Department of State). These economic and trade sanctions prohibit or restrict the provisions of products and services to embargoed jurisdictions and sanctioned persons, unless otherwise authorized.

Rubrik, Inc.	2026 Form 10-K	35

While we have taken certain precautions to prevent our solutions and related technology and services from being provided in violation of trade controls and are in the process of enhancing our compliance policies and procedures relating to trade controls, our solutions may have been in the past, and could in the future be, provided inadvertently and/or without our knowledge in violation of such trade control laws and regulations. Violations of U.S. trade controls or other applicable laws/regulations can result in significant fines or penalties and possible criminal liability for responsible employees and managers, in addition to potential reputational harm.
If our partners, including our Channel Partners, fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected through reputational harm, as well as other negative consequences, including government investigations and penalties.
Also, various countries, in addition to the United States, regulate the import and export of certain encryption software and related technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our customers’ ability to implement our solutions in those countries. Changes in our solutions or future changes in export and import regulations may create delays in the introduction of our solutions in international markets, prevent our customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments, or persons altogether. From time to time, various governmental agencies have proposed, and are expected to implement additional regulation of encryption technology.
Any change in export or import regulations, economic sanctions, or related laws or regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential customers. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would adversely affect our business, financial condition, results of operations, and growth prospects.
We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition, and results of operations.
We are subject to the U.S. Foreign Corrupt Practices Act ("FCPA"), U.S. domestic bribery laws, the UK Bribery Act, and other anti-corruption and anti-bribery laws in the countries in which we conduct business. Anti-corruption and anti-bribery laws are interpreted broadly to prohibit companies, their officers and employees, and their third-party intermediaries from authorizing, offering, or providing, or in some cases receiving, directly or indirectly, improper payments or benefits to or from persons in the public or private sector. As a public company, we are also required by the FCPA to keep accurate books and records and maintain internal accounting controls sufficient to assure management’s control, authority, and responsibility over our assets. As we engage in and increase our international business and sales to the public sector, we may engage with business partners and third-party intermediaries, including Channel Partners, to market and sell our solutions and to obtain necessary permits, licenses, and other regulatory approvals from government authorities. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials, employees, or other representatives of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such unlawful activities.
While we have policies and procedures and conduct training designed to address compliance with such laws, our employees and agents may take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.
Detecting, investigating, responding to, and resolving actual or alleged violations of anti-corruption laws can lead to a materially significant diversion of time, resources, and attention from senior management, as well as significant defense costs and other professional fees. In addition, noncompliance with anti-corruption and anti-bribery laws, could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension, or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition, and results of operations could be harmed.

Rubrik, Inc.	2026 Form 10-K	36

Downturns or upturns in our sales may not be immediately reflected in our financial condition and results of operations.
We recognize a significant portion of our revenue ratably over the term of subscriptions to our solutions. As a result, any decreases in new subscriptions or renewals in any one period may not immediately be fully reflected as a decrease in revenue for that period but would negatively affect our revenue in future quarters. This also makes it difficult for us to rapidly increase our revenue through the sale of additional subscriptions in any period. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock would decline substantially, and we could face costly lawsuits, including securities class actions.
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
Subscription ARR, Cloud ARR, and other non-GAAP operational metrics are based on numerous assumptions and limitations, are calculated using our internal data from non-financial systems, have not been independently audited by third party financial audit firms as is typical for GAAP financials, and may not accurately reflect actual financial results nor provide an accurate indication of future or expected results. Further, the definitions and assumptions for these metrics may differ from those calculated by other businesses. Subscription ARR and Cloud ARR are not proxies for revenue or forecasts of revenue, and do not reflect any anticipated reductions in contract value due to contract non-renewals or service cancellations. In addition, the factors that impact Subscription ARR will vary from those that impact subscription revenue in a given period. As a result, Subscription ARR, Cloud ARR, and our other operational data may not accurately reflect our actual financial performance, and investors should consider these metrics in light of the assumptions and processes used in calculating such metrics and the limitations as a result thereof. Investors should not place undue reliance on these metrics as an indicator of our future or expected results. Moreover, these metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for additional information regarding Subscription ARR, Cloud ARR, and other operational metrics.
We will face risks associated with the growth of our business with certain heavily regulated industry verticals.
We market and sell our solutions to customers in heavily regulated industry verticals, including the banking, healthcare, and financial services industries. As a result, we face additional regulatory scrutiny, risks, and burdens from the governmental entities and agencies that regulate those industries. Entering new heavily regulated verticals and expanding in those verticals in which we are already operating will continue to require significant resources to address potential regulatory scrutiny, risks, and burdens, and there is no guarantee that such efforts will be successful or beneficial to us. If we are unable to successfully penetrate these verticals, maintain our market share in such verticals in which we already operate, or cost-effectively comply with governmental and regulatory requirements applicable to our activities with customers in such verticals, our business, financial condition, and results of operations may be harmed.

Rubrik, Inc.	2026 Form 10-K	37

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

Rubrik, Inc.	2026 Form 10-K	38

Acquisitions, strategic investments, joint ventures, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business and culture, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, technologies, or technical know-how that we believe could complement or expand our platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our solutions, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. We may also have difficulty establishing our company values with personnel of acquired companies, which may negatively impact our culture and work environment. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.
Any inability to maintain a high-quality customer support organization could lead to a lack of customer satisfaction, which could hurt our customer relationships and have an adverse effect on our business, financial condition, and results of operations.
Once our solutions are deployed, customers rely on our technical support services to assist with service customization and optimization and to resolve certain issues relating to the implementation and maintenance of our solutions. Customers also rely on our or our Channel Partners’ support personnel to resolve issues and realize the full benefits that our solutions provide. If we or our Channel Partners do not effectively assist customers in deploying our solutions, succeed in helping customers quickly resolve technical issues or provide effective ongoing support, our ability to sell additional solutions as part of our platform to existing customers would be adversely affected, and our reputation with potential customers could be damaged.
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
Our business is subject to the risks of warranty and product liability claims from real or perceived defects in our solutions or their misuse by customers or third parties and indemnity provisions in various agreements that potentially expose us to substantial liability for intellectual property infringement and other losses.
We may in the future be subject to liability claims for damages related to undetected defects, errors, or vulnerabilities in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our platform could harm our business, financial condition, and results of operations. Although we generally have limitation of liability provisions in our terms and conditions, in rare cases we have agreed to limited exceptions to such liability caps, and such limitation of liability provisions may not fully or effectively protect us from claims as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries.

Rubrik, Inc.	2026 Form 10-K	39

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
If customers or other third parties with whom we do business make intellectual property infringement or other indemnification claims against us, we will incur significant legal expenses and may have to pay damages, license fees, or stop using technology found to be in violation of a third party’s rights. We may also have to seek a license for the technology. Such licenses may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain solutions or features. We may also be required to develop alternative non-infringing technology, which could either require significant effort and expense or cause us to alter our solutions, or both, which could harm our business. Large indemnity obligations, whether for intellectual property or in certain limited circumstances, other claims, would harm our business, financial condition, and results of operations.
Under certain circumstances, our personnel may have access to customer platforms. An employee may take advantage of such access to conduct malicious activities or fail to follow internal policies or make errors that could cause system failures, loss of data, or other adverse effects on our customers. Misuse of our solutions by our personnel could result in claims from our customers for damages related to such misuse. Such misuse of our solutions could also result in negative press coverage and negatively affect our reputation, which could result in harm to our reputation, business, financial condition, and results of operations. In addition, misuse of our solutions could also result in contractual breaches and damages to customers that may assert warranty and other claims for substantial damages against us.
We maintain insurance to protect against certain claims associated with the use of our solutions, but our insurance coverage may not adequately cover any claim asserted against us and is subject to deductibles. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our reputation, business, financial condition, and results of operations.

Rubrik, Inc.	2026 Form 10-K	40

Failure to effectively develop and expand our sales and marketing capabilities or improve the productivity of our sales and marketing organization could harm our ability to expand our potential customer and sales pipeline, increase our customer base, and achieve broader market acceptance of our solutions.
Our ability to increase our customer base, achieve broader market adoption and acceptance of our solutions, and expand our potential customer and sales pipeline and brand awareness will depend to a significant extent on our ability to expand and improve the productivity of our sales and marketing organization. We plan to continue expanding our sales force, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs to decrease the time required for our sales personnel to achieve desired productivity levels, which may be impacted in the short term from our new approach to sales force segmentation. Historically, newly hired sales personnel have needed several quarters to achieve desired productivity levels. Our increased sales and marketing efforts will also involve investing significant financial and other resources, which could result in increased costs and negatively impact margins. We are one of the only providers of a unified data security platform, so we must therefore invest heavily in our sales and marketing functions in order to educate customers and potential customers about our solutions. Our business and results of operations will be harmed if our sales and marketing efforts fail to successfully expand our potential customer and sales pipeline, including through increasing brand awareness, new customer acquisition, and market adoption of our platform and solutions, particularly for RSC, or fail to generate significant increases in revenue or result in increases that are smaller than anticipated. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time or at all, or if our sales and marketing programs are not effective.
If we fail to enhance our brand cost-effectively, our ability to expand our customer base will be impaired and our business, financial condition, and results of operations may be adversely affected.
We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future solutions for data security and agentic AI operations and is an important element in attracting new customers. In addition, creating brand awareness of our data security and agentic AI operations solutions will require added investment in our marketing and branding activities. We believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop and deploy high-quality, reliable, and differentiated data security and agentic AI operations solutions to our customers. In the past, our efforts to build our brand have involved significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expense we incur in building our brand. If we fail to successfully promote and maintain our brand or incur substantial expense in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business, financial condition, and results of operations could be adversely affected.
We have a limited history with pricing models for our solutions, and we may need to adjust the pricing terms of our data security solutions, which could have an adverse effect on our revenue and results of operations.
We have limited experience with respect to determining the optimal prices for our offerings across an expanding portfolio of solutions and capabilities, including new offerings and subscriptions to and renewals of our solutions and new subscription editions. As the market for cloud data security evolves, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers. In the past, we have been able to increase our prices for our solutions, but we may choose not to introduce or be unsuccessful in implementing future price increases. Furthermore, since we have limited experience pricing RSC editions and solutions, as well as new products we may introduce from time to time, we may be unsuccessful in implementing future price increases and our future pricing power may erode due to changing market dynamics, increased competition, ability to sell to information security teams, or other factors. As a result of these and other factors, in the future we may be required to reduce our prices or be unable to increase our prices, or it may be necessary for us to increase our services or solutions without additional revenue to remain competitive, all of which could harm our financial condition and results of operations.

Rubrik, Inc.	2026 Form 10-K	41

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity and debt financings and sales of our solutions. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in further equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, particularly during times of market volatility, higher interest rates, inflationary pressures, and general economic instability. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations. Any debt we incur could give the debt holders rights senior to our stockholders to make claims on our assets and could involve covenants which may limit our ability to obtain additional capital, pursue business opportunities and strategic transactions and pay dividends on our Class A common stock. For example, the holders of our Notes have rights senior to holders of our Class A common stock to make claims on our assets, and the indenture governing the Notes, include customary covenants for us, such as covenants to make payment of principal and special interest (if any) and remain current in our reporting obligations with the SEC. Furthermore, if we issue additional equity securities, including shares of Class A common stock issued upon conversion of the Notes, stockholders will experience dilution, and in some cases we may issue new equity securities that have rights senior to those of our Class A common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.
Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness.
Our ability to make scheduled payments of the principal of, to pay special interest, if any, on or to refinance the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate sufficient cash flow from operations to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt repayment.
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
Our solutions are billed in U.S. dollars, and therefore, our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States and negatively impact sales to foreign customers. Alternatively, if the U.S. dollar weakens, our operating expenses could rise, which could adversely affect our results of operations. In addition, an increasing portion of our operating expenses are incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. While we do not currently hedge against the risks associated with currency fluctuations, if our foreign currency risk increases in the future and we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected.

Rubrik, Inc.	2026 Form 10-K	42

Unfavorable conditions in our industry or the global economy, including those caused by the ongoing conflicts around the world, or reductions in technology spending, could limit our ability to grow our business and negatively affect our results of operations.
Global business activities face widespread macroeconomic uncertainties, and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, including high interest rates, bank failures, international trade relations, including tariffs and trade tensions, political turmoil, military conflicts, U.S. federal government shutdowns, natural catastrophes, warfare, and terrorist attacks could cause a decrease in business investments by existing or potential customers, including spending on technology, and negatively affect the growth of our business. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties, or other third parties, such as bank failures or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including our customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Such economic volatility could adversely affect our business, financial condition, results of operations, and cash flows, and future market disruptions could negatively impact us. In particular, we have experienced and may continue to experience longer sales cycles and related negotiations for prospective customers and existing customer expansions, a reduction in multi-year upfront payments for our subscription offerings, reduced contract sizes or generally increased scrutiny on technology spending and budgets from existing and potential customers, due in part to the effects of macroeconomic uncertainty. These customer dynamics may persist in the future, even if macroeconomic conditions improve, and to the extent there is a sustained general economic downturn, a recession, or another situation where technology budgets grow at a slower rate or contract, these customer dynamics may be exacerbated. In addition to the foregoing, we have operations in Israel, which have been affected and may continue to be affected by the ongoing conflict in Israel and the Middle East, and our growth, business, and results of operations could be further negatively impacted if the current conflict in Israel and the Middle East continues, worsens, or expands to other nations or regions. Similarly, we have a significant presence in Bangalore, India, which may be disrupted by future conflicts between India and Pakistan, potentially leading to development delays and operational interruptions to our software engineering and renewals teams. Our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, which may require us to respond in kind and may negatively impact our existing customer relationships and new customer acquisition strategy. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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

Rubrik, Inc.	2026 Form 10-K	43

Sales to enterprise customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.
We are seeing an increasing volume of sales to large, enterprise customers. Sales to enterprise customers and large organizations involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, including the commercial customer segment. These risks include longer sales cycles and negotiations, more complex customer requirements (including audit and other requirements driven by such customers’ regulatory and industry contexts), substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our solutions and those of our competitors prior to making a purchase decision and placing an order or may need specialized security features to meet regulatory requirements. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our solutions, the discretionary nature of purchasing and budget cycles, the macroeconomic uncertainty and challenges and resulting increased technology spending scrutiny, and the competitive nature of evaluation and purchasing approval processes. Since the processes for deployment, configuration, and management of our solutions are complex, we are also often required to invest significant time and other resources to train and familiarize potential customers with our solutions. Customers may engage in extensive evaluation, testing, and quality assurance work before making a purchase commitment, which increases our upfront investment in sales, marketing, and deployment efforts, with no guarantee that these customers will make a purchase or increase the scope of their subscriptions. In certain circumstances, an enterprise customer’s decision to use our solutions may be an organization-wide decision, and therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our solutions. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, has varied, and may continue to vary, significantly from customer to customer, with sales to large enterprises and organizations typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our solutions on a limited basis but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our solutions widely enough across their organization to justify our substantial upfront investment.
Given these factors, it is difficult to predict whether and when a sale will be completed and when revenue from a sale will be recognized due to the variety of ways in which customers may purchase our solutions. This may result in lower than expected revenue in any given period, which would have an adverse effect on our business, financial condition, and results of operations.
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
•other practical, resource, or business limitations on our ability to detect and prevent infringement or misappropriation of our rights and to enforce our rights; and
•uncertainty with respect to legal standards regarding the existence, validity and enforceability of proprietary rights in outputs from AI platforms (including those that we may use for coding our products and tools).
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

Rubrik, Inc.	2026 Form 10-K	44

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 30% and 31% of our total revenue for fiscal 2026 and 2025, respectively. We are continuing to adapt to and develop strategies to expand in international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new Channel Partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of January 31, 2026, a substantial portion of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.
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

Rubrik, Inc.	2026 Form 10-K	45

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
Additionally, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws regulating the cross-border transfer of personal data from Europe to other countries, and, in particular, the European Economic Area and the United Kingdom, or UK, have significantly restricted the cross-border transfer of personal data to the United States, unless the entity has achieved compliance under the Data Privacy Framework and is listed as an active participant on the International Trade Administration’s website. Currently, we are a listed participant. However, given historical challenges to similarly positioned frameworks, it is possible that the Data Privacy Framework may be invalidated in the future, and we will need to rely on other established transfer mechanisms for cross border transfers. Other jurisdictions may adopt similarly stringent interpretations of their cross-border data transfer laws. Although standard contractual clauses ("SCCs"), the UK’s International Data Transfer Agreement / Addendum, and other mechanisms, currently may be used to transfer personal data from the European Economic Area to the United States, these mechanisms are frequently subject to legal challenges, and the efficacy and longevity of such mechanisms for making data transfers from the European Economic Area and the UK to the United States remains uncertain. If there is no lawful manner for us to transfer personal data from the European Economic Area and the UK or other jurisdictions to the United States, we could face significant consequences, including restricting our operations or relocating part of or all of our business to other jurisdictions and increased exposure to regulatory actions, substantial fines, civil proceedings, and injunctions against processing or transferring personal data, as well as incurring the associated legal and compliance costs. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR cross-border data transfer limitations.
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
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.
In addition to privacy, data protection, and data security laws and regulations, we are and may in the future become contractually subject to industry standards adopted by industry groups, such as the Payment Card Industry Data Security Standards ("PCI"). Additionally, the demands our customers place on us relating to privacy, data protection, and data security are becoming more stringent. Data protection laws, such as the EU GDPR, UK GDPR, and CCPA, increasingly require companies to impose specific contractual restrictions on their service providers and contractors. In addition, customers that use certain of our solutions to process protected health information may require us to sign business associate agreements that subject us to the privacy and security requirements under HIPAA and HITECH, as well as state laws that govern the privacy and security of health information. Our customers’ increasing data privacy and data security standards also increase the cost and complexity of ensuring that we, and the third parties we work with on to operate our business and deliver our services, can meet these standards. If we, or the third parties with whom we work, are unable to meet our customers’ demands or comply with the increasingly stringent legal or contractual requirements relating to data privacy and data security, we may face increased legal liability, customer contract terminations, and reduced demand for our solutions.

Rubrik, Inc.	2026 Form 10-K	46

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
As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley Act"), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The process of compiling the system and process documentation necessary to perform the evaluation required under Section 404 of the Sarbanes-Oxley Act ("Section 404") is costly and challenging. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. Although we currently have an internal audit group, we have in the past, and may in the future, need to hire additional accounting and financial staff with appropriate public company experience.
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

Rubrik, Inc.	2026 Form 10-K	47

We may become subject to intellectual property disputes, which can be costly and may subject us to significant liability and increased costs of doing business.
We have been and may continue in the future to be subject to intellectual property disputes. In regard to future litigation, our success depends, in part, on our ability to develop and commercialize our solutions without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our solutions are infringing, misappropriating, or otherwise violating third-party intellectual property rights, and such third parties may bring claims against us, our business partners, and our customers alleging such infringement, misappropriation, or violation. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement, misappropriation, or other violations of intellectual property rights. For example, between 2020 and 2021, we were involved in patent disputes with two of our competitors which have since been resolved. However, we may not in all instances be able to obtain a settlement, or proactively defend or ascertain all third-party rights implicated by our business. Further, certain patent holders that own large numbers of patents and other intellectual property, including “non-practicing entities,” often threaten or enter into litigation based on allegations of infringement or other violations of intellectual property rights. Any claims of intellectual property infringement, even those without merit, may be time-consuming and expensive to resolve, divert management’s time and attention, cause us to cease using or incorporating the challenged technology, expose us to other legal liabilities, such as indemnification obligations, or require us to enter into licensing agreements to obtain the right to use a third party’s intellectual property. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If we are found to infringe a third-party’s intellectual property rights and we cannot obtain a license or develop a non-infringing alternative, we would be forced to cease business activities related to such intellectual property. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, or results of operations. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
•cease selling or using solutions that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate;
•make substantial payments for legal fees, settlement payments, or other costs or damages;
•obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
•redesign the allegedly infringing solutions to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.
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
Many of our employees were previously employed at current or potential competitors. Although we have processes to ensure that our employees do not use proprietary information or disclose confidential information from their prior employer in their work for us or otherwise violate their contractual post-employment obligations such as customer and employee non-solicits, we or our employees have in the past been, and may in the future, be subject to claims alleging such violations. Litigation has been, and may in the future be, necessary to defend against these claims and we have not always been successful in defending these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could negatively impact our business. Even if we are successful in defending against these claims, litigation efforts are costly, time-consuming, and a significant distraction to management.

Rubrik, Inc.	2026 Form 10-K	48

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
We have rapidly increased our workforce across all departments, and we expect to continue to hire across our business. Our anticipated headcount growth may result in changes to certain employees’ adherence to our core company values. If we do not continue to maintain our adherence to our company values as we grow, including through any future acquisitions or other strategic transactions, we may experience increased turnover in a portion of our current employee base and may not continue to be successful in hiring future employees. Moreover, many of our employees may be eligible to receive significant proceeds from the sale of Class A common stock in the public markets. This may lead to higher employee attrition rates or disparities in wealth among our employees, which may harm our culture and relations among employees.
We are subject to risks inherent in international operations that can harm our business, financial condition, and results of operations.
Our current and future international business and operations involve a variety of risks, including:
•slower than anticipated availability and adoption of cloud-based solutions by international organizations;
•changes in a specific country’s or region’s political or economic conditions;
•the need to adapt and localize our solutions for specific countries;
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
•inflationary pressures, such as those the global market is currently experiencing, which may increase costs for certain services;
•health epidemics or pandemics;

Rubrik, Inc.	2026 Form 10-K	49

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
In addition, our tax obligations (including the cost of compliance) and effective tax rate in the jurisdictions in which we conduct business could increase, including as a result of the base erosion and profit shifting ("BEPS") project that is being led by the Organization for Economic Co-operation and Development ("OECD"), and other initiatives led by the OECD or the European Commission. For example, the OECD is leading work on proposals commonly referred to as “BEPS 2.0,” which have made (and are expected to continue to make) important changes to the international tax system. These proposals are based on two “pillars,” involving, among other measures, the imposition of a minimum effective tax rate on certain multinational enterprises, referred to as “Pillar Two.” A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of the Pillar Two rules (with further provisions expected to be enacted in the future). Based on our current understanding of the minimum revenue thresholds contained in the Pillar Two proposal, we will fall within the scope of its rules in our fiscal year ending January 31, 2027. The OECD has issued (and is expected to continue to issue further) administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal. For example, on January 5, 2026, the OECD published details of a proposed “side-by-side” arrangement providing for, among other things, additional safe harbors for multinational groups headquartered in certain qualifying jurisdictions. We are monitoring developments and evaluating the potential impacts of Pillar Two rules, including on our effective tax rates, and considering our eligibility to qualify for these safe harbor rules (including under the proposed “side-by-side” arrangement). As another example, several countries have proposed or enacted taxes applicable to digital services, which could apply to our business.
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

Rubrik, Inc.	2026 Form 10-K	50

We could be required to collect additional sales or other indirect taxes or be subject to other tax liabilities in various jurisdictions that may adversely affect our results of operations.
We sell subscriptions and services primarily through a distribution channel, but if we were to begin selling more (or, in respect of certain jurisdictions, any) subscriptions and services directly to end user or non-business customers, we may be adversely impacted because an increasing number of U.S. states and foreign jurisdictions have adopted laws that impose tax collection obligations on out-of-state companies or on companies with no taxable presence within such jurisdictions other than economic nexus. State, local, or foreign governments may interpret existing laws, or adopt new laws, requiring us to calculate, collect and remit taxes on sales in their jurisdictions. A successful assertion by one or more taxing jurisdictions requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in jurisdictions in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, and additional administrative expenses, which could harm our business. The imposition by state, local, or foreign governments of sales or other indirect tax collection obligations on out-of-state sellers or sellers with no taxable presence within the relevant jurisdiction other than economic nexus also could create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have an adverse effect on our business and results of operations.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of January 31, 2026, we had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $1.97 billion and $870.7 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2037 for federal purposes and 2027 for state purposes if not utilized. U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but such federal NOL carryforwards are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year. A lack of future taxable income would adversely affect our ability to utilize certain of these NOL carryforwards before they expire. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations; generally a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period) is subject to limitations on its ability to utilize its pre-change NOL carryforwards to offset future taxable income. We have experienced ownership changes under Section 382 of the Code in the past and we may experience additional ownership changes in the future which could affect our ability to utilize our NOL carryforwards to offset our income. Similar provisions of state tax law may also apply. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future also may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California has suspended the use of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.

Rubrik, Inc.	2026 Form 10-K	51

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve our common stock valuations prior to the completion of the IPO, the volatility used to determine the grant date fair value of the performance option grant for our CEO, the identification of the number of performance obligations in our RSC subscription offerings, and our material rights associated with Subscription Credits. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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

Rubrik, Inc.	2026 Form 10-K	52

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
Our Class B common stock has 20 votes per share, whereas our Class A common stock has one vote per share. As a result, as of January 31, 2026, holders of our Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 85% of the voting power of our outstanding capital stock, and our directors, executive officers, and affiliated stockholders beneficially own approximately 23% of our outstanding classes of common stock as a whole, but control approximately 83% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future.
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

Rubrik, Inc.	2026 Form 10-K	53

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
•changes in our revenue mix;
•changes in the pricing of our solutions;
•changes in our projected operating and financial results;
•changes in laws or regulations applicable to our solutions;
•announcements by us or our competitors of significant business developments, acquisitions, or new solutions;
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
•investor sentiment regarding AI-related business models, our competitors, and our industry in general;
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
In addition, as of January 31, 2026, there were 8,970,353 shares of Class B common stock issuable upon the exercise of options and 9,226,819 restricted stock units ("RSUs"), to be settled in shares of our Class B common stock. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options, the vesting and settlement of outstanding RSUs, and other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised or RSUs are vested and settled, subject to compliance with applicable securities laws.
Further, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Rubrik, Inc.	2026 Form 10-K	54

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

Rubrik, Inc.	2026 Form 10-K	55

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We expect such expenses to further increase now that we are a large accelerated filer. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
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

Rubrik, Inc.	2026 Form 10-K	56

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

Rubrik, Inc.	2026 Form 10-K	57

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
Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or commodity appliance malfunction, cyberattack, war, or terrorist attack, explosion, or pandemic could impact our business. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and are thus vulnerable to damage in an earthquake. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. Additionally, we rely on third-party cloud providers and enterprise applications, technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our solutions, and breaches of data security, all of which could have an adverse effect on our results of operations. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.
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

Rubrik, Inc.	2026 Form 10-K	58

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
Governance
Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors has established a Cybersecurity committee to assist it in fulfilling its oversight responsibilities with respect to the management of cybersecurity risks related to the Company’s products and services as well as its information technology and network systems, including overseeing the Company’s implementation and maintenance of cybersecurity measures, data governance, and compliance with security laws.
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
The Cybersecurity Committee and the board of directors receive periodic reports from the CISO team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Cybersecurity Committee and the board of directors also receive various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Rubrik, Inc.	2026 Form 10-K	59

Item 2. Properties
We are headquartered in Palo Alto, California, where we lease approximately 81,031 square feet pursuant to a lease which expires in 2027. We currently lease other office space throughout the United States and globally, including Austin, Texas; Morrisville, North Carolina; Reston, Virginia; Bangalore, India; Cork, Ireland; Amsterdam, Netherlands; Tel Aviv, Israel; and Sydney, Australia. We do not own any real property. We believe that our facilities are adequate to meet our current needs.
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
Item 4. Mine Safety Disclosures
Not applicable.

Rubrik, Inc.	2026 Form 10-K	60

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
Holders of Common Stock
As of February 28, 2026, there were 56 stockholders of record of our Class A common stock and 29 stockholders of record of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
As of January 31, 2026, we have used all of the net proceeds from our IPO for the purposes as described in our Final Prospectus for the IPO dated as of April 24, 2024 and filed with the SEC pursuant to Rule 424(b)(4) on April 26, 2024.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

Rubrik, Inc.	2026 Form 10-K	61

The graph below shows the cumulative total return to our stockholders between April 25, 2024 (the date that our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2026 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on April 25, 2024 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
$300
$250
$200
$150
$100
$50
4/25/2024
4/30/2024
7/31/2024
10/31/2024
1/31/2025
4/30/2025
7/31/2025
10/31/2025
1/31/2026
RBRK
S&P 500
S&P 500 Information Technology

Item 6. [Reserved]

Rubrik, Inc.	2026 Form 10-K	62

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
A discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2026 compared to the fiscal year ended January 31, 2025 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed with the SEC on March 20, 2025.
Overview
We are on a mission to secure and accelerate the world’s AI transformation.
Cyberattacks are inevitable. Prevention and detection are not enough. Realizing that cyberattacks ultimately target data, we created Zero Trust Data Security to deliver cyber resilience so that organizations can secure their data across the cloud and recover from cyberattacks. As enterprises embrace the forthcoming AI transformation, they are grappling with a threat landscape that is now amplified at an AI-scale. We believe that cyber resilience will result in AI resilience and that the future of cybersecurity is data security—if your data is secure, your business is resilient.
We built the Rubrik Security Cloud (“RSC”) suite with Zero Trust design principles to secure data across enterprise, cloud, SaaS, unstructured data, and identity providers. RSC delivers a cloud native SaaS platform that detects, analyzes, and remediates data security risks and unauthorized user activities. Our platform is architected to help organizations achieve cyber resilience, which encompasses cyber posture and cyber recovery. We enable organizations to confidently accelerate digital transformation and leverage the cloud to realize business agility.
We launched our first enterprise software product, Converged Data Management, in fiscal 2016, which combined data and metadata together into a single layer of software to offer Zero Trust data protection, and sold it as a perpetual license along with associated maintenance contracts. In fiscal 2019, we extended data protection to cloud native applications and rebranded Converged Data Management to Cloud Data Management ("CDM"). Data protection for cloud native applications are sold as a SaaS subscription product. In addition, we began offering new SaaS subscription products, Anomaly Detection and Sensitive Data Monitoring. In fiscal 2020, we continued our business evolution to a subscription pricing model by offering CDM as a subscription term-based license with associated support. Included in this subscription term-based license was the right to next generation Rubrik-branded commodity servers ("Rubrik-branded Appliances") at no cost for qualified customers ("Refresh Rights"). As of February 1, 2022, we stopped offering CDM as a perpetual license.
In fiscal 2023, to meet customer demands for data security and a single, unified cloud-based control plane, we launched RSC, a suite built on top of our comprehensive Zero Trust Data Security platform. RSC culminates our early vision of providing one point of control to secure data across enterprise, cloud, SaaS, unstructured data, and identity providers. RSC is primarily adopted by our customers as a cloud-native, fully managed SaaS solution. It is also available as an enterprise-ready, self-managed version ("RSC-Private"), for a few select customers that are subject to stringent data control policies. For U.S. public sector organizations, we also offer a specialized cloud-native fully managed SaaS solution called RSC-Government.
We began transitioning customers from our legacy CDM capabilities to RSC, which is offered on a subscription basis, in fiscal 2023. As part of this business transition, we began transitioning the sale of Rubrik-branded Appliances from us to our contract manufacturers and stopped offering the Refresh Rights as part of our subscription offerings. In lieu of offering Refresh Rights, we offered Subscription Credits to qualifying customers (which are customer options that are accounted for as material rights). We recognize ratable revenue upon utilization or upfront revenue upon expiration of Subscription Credits, and utilization of Subscription Credits also offsets Subscription ARR for the applicable period. Since the end of fiscal 2024, RSC has represented a majority of our total revenue.

Rubrik, Inc.	2026 Form 10-K	63

We recognize revenue from the sales of our RSC suite (excluding RSC-Private) ratably over the term of the subscription. We recognize a portion of revenue from sales of RSC-Private upon delivery and the remainder ratably over the term of the subscription. The majority of sales of our subscriptions are for three-year terms with upfront payment, and renewals are typically for one-year terms.
New and existing customers have largely adopted RSC. We have largely migrated our existing customers from our legacy CDM capabilities to RSC. During this migration, certain existing customers consumed our platform and products through a mix of RSC and a transitional CDM license ("RCDM-T"), during which time we recognized a portion of the associated revenue from these customers upfront at the time we transferred control of the license to the customer, and we have largely completed this transition in fiscal 2026. In addition, we expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits through fiscal 2027, although we expect the benefits to significantly reduce sequentially.
In fiscal 2026, we launched RAC, our AI agent operations suite, to accelerate enterprise AI transformation without introducing added risk. RAC is designed to monitor and audit agentic actions, enforce real-time guardrails for agentic changes, fine-tune agents for accuracy and, finally, undo agent mistakes. Built on our unique architecture that understands data, identity and application contexts, RAC is designed to give customers security, accuracy, and efficiency as they transform their organizations into AI enterprises. As RAC only became commercially available in February of 2026, we expect the RSC suite to continue to be the majority of our revenue in fiscal 2027 and the main driver for ARR growth.
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

Rubrik, Inc.	2026 Form 10-K	64

Macroeconomic and Supply Chain Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Macroeconomic conditions, including inflation, fluctuations in interest rates, foreign currency fluctuations, tariffs or other trade restrictions, geopolitical issues, changes in government policy or spending, and other changes in economic conditions, may adversely affect the buying patterns of our customers and prospective customers. For example, in light of current macroeconomic conditions, such as higher cost-consciousness around information technology budgets, as well as constraints affecting the availability or pricing of compatible commodity servers needed to deploy our solutions, we have observed a lengthening of our sales cycles. Additionally, key components of the commodity servers that are compatible with our solutions have been, and continue to be, adversely affected by global chip shortages and allocation constraints, in part due to elevated industry demand, which in certain cases have resulted in extended lead times and increased server prices. While we have largely completed the sales of Rubrik-branded Appliances transitioning from us to our contract manufacturers in fiscal 2025, such delays, constraints and increased costs may adversely affect our customers’ purchasing decisions and deployment timelines. In response, we may in the future provide commercial accommodations, which could reduce our margins or adversely affect our revenue and operating results if such practices become widespread or prolonged. Due to our subscription-focused business model, any impact of the current macroeconomic environment and supply chain constraints on our business may not be fully reflected in our results of operations until future periods. As we continue to monitor the direct and indirect impacts of the current environment, the broader implications of macroeconomic conditions and supply chain constraints on our business, results of operations and financial condition, particularly in the long term, remain uncertain.
Key Business Metrics
We monitor the following key business metrics to help us evaluate our business.
Subscription ARR
Subscription ARR is calculated as the annualized value of our active subscriptions as of the measurement date, based on our customers’ total contract value, and assuming any contract that expires during the next 12 months is renewed on existing terms. Subscriptions include offerings for our RSC suite and related data security SaaS solutions, term-based licenses for our RSC-Private suite and related products, prior sales of CDM sold as a subscription term-based license with associated support and related SaaS products, and standalone sales of our SaaS subscription products like Anomaly Detection and Sensitive Data Monitoring. We believe Subscription ARR illustrates our success in acquiring new subscription customers and maintaining and expanding our relationships with existing subscription customers.
The following table sets forth our Subscription ARR as of the dates presented:

	January 31,
	2026	2025

	(in thousands, except percentages)
Subscription ARR	$1,462,092	$1,092,584
% growth	34%	39%
Subscription ARR does not include any maintenance revenue associated with perpetual licenses, which we generally no longer offer. Of the 34% and 39% growth, approximately 1 percentage point and 2 percentage points of growth for the twelve months ended
January 31, 2026 and 2025, respectively, were a result of transitioning our existing maintenance customers to our subscription editions. Contributions to growth from these transitions were largely completed in fiscal 2026.
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

Rubrik, Inc.	2026 Form 10-K	65

The following table sets forth our Cloud ARR as of the dates presented:

	January 31,
	2026	2025

	(in thousands, except percentages)
Cloud ARR	$1,293,300	$875,602
% growth	48%	67%
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
The following table sets forth our average subscription dollar-based net retention rate as of the dates presented:

	January 31,
	2026	2025
Average subscription dollar-based net retention rate	over 120%	over 120%
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
The following table sets forth the number of customers with $100,000 or more in Subscription ARR as of the dates presented:

	January 31,
	2026	2025
Customers with $100,000 or more in Subscription ARR	2,805	2,246
% growth	25%	29%
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

Rubrik, Inc.	2026 Form 10-K	66

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
Free cash flow was $237.8 million, $21.6 million and $(24.5) million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. The improvement in free cash flow was primarily due to higher sales, including timing of renewals, improved operating leverage and optimizing our capital structure. This trend when combined with changes in new business growth, may result in free cash flow volatility across periods.
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities for the periods presented:

	Year Ended January 31,
	2026	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$282,908	$48,228	$(4,518)
Less: Purchases of property and equipment	(29,631)	(16,885)	(12,333)
Less: Capitalized internal-use software	(15,437)	(9,714)	(7,675)
Free cash flow	$237,840	$21,629	$(24,526)
Net cash used in investing activities	$(830,089)	$(383,442)	$(93,623)
Net cash provided by financing activities	$736,501	$398,023	$95,949
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
Subscription ARR Contribution Margin was 12%, 2%, and (12)% for the 12 months ended January 31, 2026, 2025 and 2024, respectively. The increase in Subscription ARR Contribution Margin was primarily driven by the strong year-over-year Subscription ARR growth outpacing the year-over-year growth in non-GAAP subscription costs of sales and non-GAAP operating expenses. In addition, for the 12 months ended January 31, 2025, the non-GAAP expenses included the one-time recognition of $22.8 million for employer payroll taxes due to the vesting of certain equity awards in conjunction with the initial public offering. We believe that this increase in Subscription ARR Contribution Margin reflects increased operating leverage in our business.

Rubrik, Inc.	2026 Form 10-K	67

The following table presents the calculation of Subscription ARR Contribution Margin for the periods presented as well as a reconciliation of (i) non-GAAP subscription cost of revenue to subscription cost of revenue and (ii) non-GAAP operating expenses to operating expenses:

	Twelve Months Ended January 31,
	2026	2025	2024

	(in thousands, except percentages)
Subscription cost of revenue	$229,741	$215,036	$97,927
Stock-based compensation expense	(16,374)	(49,514)	(45)
Stock-based compensation included in amortization of capitalized internal-use software	(2,156)	(273)	(153)
Amortization of acquired intangibles	(7,488)	(3,673)	(1,676)
Non-GAAP subscription cost of revenue	$203,723	$161,576	$96,053

Operating expenses	$1,399,730	$1,754,828	$789,436
Stock-based compensation expense	(310,444)	(846,872)	(5,652)
Non-GAAP operating expenses	$1,089,286	$907,956	$783,784

Subscription ARR	$1,462,092	$1,092,584	$784,029
Non-GAAP subscription cost of revenue	(203,723)	(161,576)	(96,053)
Non-GAAP operating expenses	(1,089,286)	(907,956)	(783,784)
Subscription ARR Contribution	$169,083	$23,052	$(95,808)
Subscription ARR Contribution Margin	12%	2%	(12)%
Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions and typically invoice our customers at the inception of the contract.
While we have largely completed both the sales of Rubrik-branded Appliances transitioning from us to our contract manufacturers in fiscal 2025 and the transition for new and existing customers to sales of RSC in fiscal 2026, we expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits (which are customer options that are accounted for as material rights) through fiscal 2027, although we expect the benefits to significantly reduce sequentially. These business transitions cause fluctuations to our total revenue growth and limit the comparability of our revenue with past performance. We primarily measure our business on the basis of Subscription ARR, as we believe it best reflects our actual growth and our growth prospects.
Certain prior period amounts reported in the consolidated financial statements and notes have been reclassified to conform to the current year presentation. For the years ended January 31, 2026, 2025 and 2024, the Company combined maintenance revenue and other revenue into “Other” on the consolidated statements of operations. The presentation of cost of revenue has been conformed to reflect the changes related to the presentation of revenues. Such reclassifications related to the presentation of revenue and cost of revenue did not impact total revenue, loss from operations or net loss.
Subscription Revenue
Our subscription revenue consists of SaaS subscriptions and subscription term-based licenses with related support services.
SaaS includes SaaS subscription products like Anomaly Detection and Sensitive Data Monitoring sold standalone or with prior sales of term-based license offerings of CDM prior to the launch of the RSC suite as well as sales of RSC. RSC is offered as a fully-hosted subscription or a hybrid cloud subscription. RSC is a fully-hosted subscription in the case of protection of cloud, SaaS, unstructured data, and identity providers. When RSC is securing enterprise applications, it is a hybrid cloud subscription which includes software hosted from the cloud (as a service) and an on-premise license for securing enterprise applications. The hybrid cloud subscription is accounted for as a single performance obligation because the software hosted from the cloud (as a service) and the on-premise software licenses are not separately identifiable and serve together to fulfill our promise to the customer, which is to provide a single, unified data security solution. Our RSC subscription capabilities are primarily sold as editions which bundle multiple products and include the Foundation Edition, Business Edition, and Enterprise Edition. Subscription revenue related to SaaS is recognized ratably over the subscription period.

Rubrik, Inc.	2026 Form 10-K	68

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
As customers adopted or transitioned to RSC, the ratable portion of our subscription revenue has increased. During the transition, certain customers consumed our platform and products through a mix of RSC and RCDM-T as they completed the migration, which resulted in a recognition of a portion of the associated revenue for these customers upfront. Our subscription revenue will fluctuate when qualified customers choose to exercise or forfeit their customer options that are accounted for as material rights. We have experienced revenue growth benefits from the non-recurring revenue associated with material rights; however, we expect these benefits to decline over the course of fiscal 2027. The combination of both of these factors may continue to limit and cause fluctuations in our subscription revenue growth during fiscal 2027, depending in part on the timing of our existing customers’ transition to RSC and exercises or forfeitures of Subscription Credits (which are customer options that are accounted for as material rights).
Other Revenue
Other revenue includes fees earned from sales of professional services, software updates on a when-and-if-available basis, telephone and integrated web-based support, Rubrik-branded Appliance maintenance relating to our perpetual licenses, and Rubrik-branded Appliances. Revenue for Rubrik-branded Appliances is recognized when shipped to the customer. When we sell our software license with our Rubrik-branded Appliances, revenue for both the Rubrik-branded Appliances and software licenses are recognized at the same time. Revenue related to professional services is typically recognized as the services are performed. We expect other revenue to be largely driven by sales of professional services in the future and as a percentage of total revenue to decrease over time.
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
Cost of Other Revenue
Cost of other revenue includes the cost of professional services, employee compensation and related expenses associated with customer support from our perpetual licenses, and the cost of Rubrik-branded Appliances. We expect cost of other revenue as a percentage of total cost of revenue to decrease as the transition of sales of Rubrik-branded Appliances from us to our contract manufacturers was largely completed in fiscal 2025. Over the long-term, we expect the cost of other revenue to be largely driven by sales of professional services.
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
Subscription Gross Margin
With increased adoption of RSC, we expect SaaS revenue to increase as a percentage of total revenue, which we expect will result in an increase in associated hosting costs. As customers adopt RSC, we expect our subscription gross margin to fluctuate through fiscal 2027. This is due to the revenue being recognized ratably over the subscription term rather than a portion being recognized upfront from subscription term-based licenses and associated increases in hosting costs for our SaaS solutions. We expect our subscription gross margin to fluctuate as customers adopt data security SaaS solutions on the RSC suite.

Rubrik, Inc.	2026 Form 10-K	69

Other Gross Margin
We expect other gross margin to decrease as a percentage of total revenue, which we expect will result in a decrease in cost of other revenue. We expect sales of Rubrik-branded Appliances to decrease as the transition of sales of Rubrik-branded Appliances from us to our contract manufacturers was largely completed in fiscal 2025. Over the long-term, we expect other gross margin to be largely driven by sales of professional services.
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

Rubrik, Inc.	2026 Form 10-K	70

Results of Operations
The following tables summarize our consolidated statements of operations data for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended January 31,
	2026	2025	2024

	(in thousands)
Revenue
Subscription	$1,263,927	$828,740	$537,869
Other	52,264	57,804	90,023
Total revenue	1,316,191	886,544	627,892
Cost of revenue
Subscription(1)	229,741	215,036	97,927
Other(1)	32,136	50,712	47,035
Total cost of revenue	261,877	265,748	144,962
Gross profit	1,054,314	620,796	482,930
Operating expenses
Research and development(1)	373,682	531,615	206,527
Sales and marketing(1)	769,019	867,518	482,532
General and administrative(1)	257,029	355,695	100,377
Total operating expenses	1,399,730	1,754,828	789,436
Loss from operations	(345,416)	(1,134,032)	(306,506)
Interest income	52,157	25,353	11,216
Interest expense	(17,227)	(41,253)	(30,295)
Loss on debt extinguishment	(6,653)	—	—
Other income (expense), net	(9,334)	1,480	(1,884)
Loss before income taxes	(326,473)	(1,148,452)	(327,469)
Income tax expense	22,355	6,368	26,689
Net loss	$(348,828)	$(1,154,820)	$(354,158)
Net loss per share, basic and diluted	$(1.78)	$(7.48)	$(5.84)
Weighted-average shares used in computing net loss per share, basic and diluted	196,468	154,294	60,628
(1) Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2026	2025	2024

	(in thousands)
Cost of revenue
Subscription	$16,374	$49,514	$45
Other	2,556	17,527	18
Research and development	102,730	297,051	3,590
Sales and marketing	115,852	330,443	1,313
General and administrative	91,862	219,378	749
Total stock-based compensation expense	$329,374	$913,913	$5,715

Rubrik, Inc.	2026 Form 10-K	71

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended January 31,
	2026	2025	2024
Revenue
Subscription	96%	93%	86%
Other	4	7	14
Total revenue	100	100	100
Cost of revenue
Subscription	18	24	16
Other	2	6	7
Total cost of revenue	20	30	23
Gross profit	80	70	77
Operating expenses
Research and development	28	60	33
Sales and marketing	58	98	77
General and administrative	20	40	16
Total operating expenses	106	198	126
Loss from operations	(26)	(128)	(49)
Interest income	4	3	2
Interest expense	(1)	(5)	(5)
Loss on debt extinguishment	(1)	—	—
Other income (expense), net	(1)	—	—
Loss before income taxes	(25)	(130)	(52)
Income tax expense	2	—	4
Net loss	(27)%	(130)%	(56)%
Comparison of Fiscal Years Ended January 31, 2026 and 2025
Revenue

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Subscription	$1,263,927	$828,740	$435,187	53%
Other	52,264	57,804	(5,540)	(10)%
Total revenue	$1,316,191	$886,544	$429,647	48%
Growth in subscription revenue for the fiscal year ended January 31, 2026 was driven by growth in Subscription ARR and some benefits as customers exercised or forfeited their Subscription Credits. For the fiscal year ended January 31, 2026, non-recurring revenue related to material rights associated with Subscription Credits accounted for approximately $70.2 million. We expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits through fiscal 2027, although we expect the benefits to significantly reduce sequentially.
Our Subscription ARR grew from $1.09 billion as of January 31, 2025 to $1.46 billion as of January 31, 2026, representing a 34% increase. Of the increase in Subscription ARR, approximately 1 percentage point is a result of transitioning our existing maintenance customers to our subscription editions. A further indication of our ability to expand revenue from existing customers is through our average subscription dollar-based net retention rate which was over 120% as of January 31, 2026. We had 2,805 customers with $100,000 or more in Subscription ARR as of January 31, 2026, increasing from 2,246 as of January 31, 2025.
Other revenue, which consists primarily of sales of perpetual licenses of our legacy CDM product, Rubrik-branded Appliances and professional services, decreased for the fiscal year ended January 31, 2026. Other revenue represented 4% and 7% of total revenue for the fiscal years ended January 31, 2026 and 2025, respectively. The transition of existing maintenance customers adopting RSC subscription offerings was largely completed in fiscal 2026. We expect our other revenue as a percentage of total revenue to continue to decrease.

Rubrik, Inc.	2026 Form 10-K	72

Cost of Revenue

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscription	$229,741	$215,036	$14,705	7%
Other	32,136	50,712	(18,576)	(37)%
Total cost of revenue	$261,877	$265,748	$(3,871)	(1)%
Cost of subscription revenue increased for the fiscal year ended January 31, 2026 primarily driven by an increase of $26.9 million in hosting costs due to the launch and adoption of more SaaS products by our customers, an increase of $12.3 million from growth in our customer support organization, an increase of $4.1 million of amortization of capitalized internal-use software and an increase of $3.8 million of amortization of acquired technology, partially offset by $33.1 million decrease in stock-based compensation expense as a result of higher RSU expense in the prior year related to the recognition of cumulative stock-based compensation expense upon our IPO.
Cost of other revenue decreased for the fiscal year ended January 31, 2026 primarily driven by a $15.0 million decrease in stock-based compensation expense, as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our IPO. The remaining decrease is due to lower costs associated with decreased sales of Rubrik-branded Appliances, as the transition of sales of Rubrik-branded Appliances from us to our contract manufacturers was largely completed in fiscal 2025.
Gross Profit and Gross Margin

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Gross profit
Subscription	$1,034,186	$613,704	$420,482	69%
Other	20,128	7,092	13,036	184%
Total gross profit	$1,054,314	$620,796	$433,518	70%

	Year Ended January 31,
	2026	2025
Gross margin
Subscription	82%	74%
Other	39%	12%
Total gross margin	80%	70%
Subscription gross margin increased for the fiscal year ended January 31, 2026 as a result of higher RSU expense in the prior periods related to the recognition of cumulative stock-based compensation expense upon our IPO, partially offset by an increase in hosting costs associated with our development and launch of more SaaS products.
Other gross margin increased for the fiscal year ended January 31, 2026 as a result of higher RSU expense in the prior periods related to the recognition of cumulative stock-based compensation expense upon our IPO.
Operating Expenses
Research and Development

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Research and development	$373,682	$531,615	$(157,933)	(30)%

Rubrik, Inc.	2026 Form 10-K	73

Research and development expenses decreased for the fiscal year ended January 31, 2026 primarily driven by a decrease of $194.3 million in stock-based compensation expense as a result of higher RSU expense in the prior periods related to the recognition of cumulative stock-based compensation expense upon our IPO in April 2024. The decrease was partially offset by an increase of $22.8 million in employee related costs driven by an increase in headcount, an increase of $5.6 million in hosting and software expense and $5.4 million in consulting services expense to support the Company’s growth.
Sales and Marketing

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$769,019	$867,518	$(98,499)	(11)%
Sales and marketing expenses decreased for the fiscal year ended January 31, 2026 primarily driven by a decrease of $214.6 million in stock-based compensation expense as a result of higher RSU expense in the prior periods related to the recognition of cumulative stock-based compensation expense upon our IPO in April 2024. The decrease was partially offset by an increase of $60.7 million in marketing expense as a result of advertising costs, marketing events and related costs to promote and expand our market presence, and an increase of $49.1 million in employee related costs driven by an increase in headcount.
General and Administrative

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
General and administrative	$257,029	$355,695	$(98,666)	(28)%
General and administrative expenses decreased for the fiscal year ended January 31, 2026 primarily driven by a decrease of $127.5 million in stock-based compensation expense as a result of higher RSU expense in the prior periods related to the recognition of cumulative stock-based compensation expense upon our IPO in April 2024. The decrease is offset by an increase of $11.8 million in charitable donations, an increase of $8.3 million in consulting services expense, an increase of $3.5 million in hosting and software expense and an increase of $2.7 million in employee related costs driven by an increase in headcount.
Other Non-Operating Income (Expense)

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income	$52,157	$25,353	$26,804	106%
Interest expense	(17,227)	(41,253)	24,026	(58)%
Loss on debt extinguishment	(6,653)	—	(6,653)	100%
Other income (expense), net	(9,334)	1,480	(10,814)	(731)%
Interest income increased for the fiscal year ended January 31, 2026 due to higher cash, cash equivalents, and investment balances.
Interest expense decreased for the fiscal year ended January 31, 2026 as our Amended Credit Facility was fully repaid in June 2025.
Loss on debt extinguishment increased for the fiscal year ended January 31, 2026 due to the write-off of unamortized debt discount and issuance costs and prepayment premium paid upon the full repayment of borrowings under our Amended Credit Facility.
Other income (expense), net includes foreign exchange gains and losses and fluctuations are driven by the strengthening or weakening of the US dollar against foreign currencies on our foreign-denominated intercompany payables.
Income Tax Expense

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Income tax expense	$22,355	$6,368	$15,987	251%

Rubrik, Inc.	2026 Form 10-K	74

Our income tax expense increased for the fiscal year ended January 31, 2026 due to increased profits in our foreign subsidiaries, mainly due to non-deductible stock-based compensation.
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
In June 2025, we completed a private offering to qualified institutional buyers of $1.15 billion aggregate principal amount of 0.00% convertible senior notes due 2030 (the “Convertible Notes" or "Notes"). The Convertible Notes are general unsecured obligations of the Company and will mature on June 15, 2030, unless earlier converted, redeemed or repurchased. Net proceeds from the issuance of the Convertible Notes were approximately $1.13 billion. The outstanding principal of the Convertible Notes was $1.15 billion as of January 31, 2026.
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
Our billings grow with new business growth. The majority of our billings are driven by invoicing our customers for multi-year commitments. However, this may evolve as customers have opted to, and may continue to opt to, pay us on an annual, monthly or consumption basis based on products purchased due to the growth in our SaaS and Cloud product offerings. In addition, our billings are subject to seasonality, with billings in the fourth quarter being substantially higher than in the other three quarters.
As of January 31, 2026, we had cash, cash equivalents, and short-term investments of $1.68 billion. Our cash equivalents and investments primarily consist of money market funds, certificate of deposit, U.S. treasuries, commercial paper, corporate bonds, and U.S. government agencies securities. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $(3.19) billion as of January 31, 2026. We expect to continue to incur operating losses, and our operating cash flows may fluctuate between positive and negative amounts for the foreseeable future. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.

Rubrik, Inc.	2026 Form 10-K	75

Our longer-term future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, and the continuing market adoption of our platform. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash and short-term investment balances, and potential future debt or equity financings. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We continue to assess our capital structure and evaluate the merits of deploying available cash. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and operating results would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$282,908	$48,228	$(4,518)
Net cash used in investing activities	$(830,089)	$(383,442)	$(93,623)
Net cash provided by financing activities	$736,501	$398,023	$95,949
Operating Activities
Our largest source of operating cash is payments received from our customers. We typically invoice our customers in advance for multi-year contracts. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets in deferred revenue. We generally experience seasonality based on when we enter into agreements with our customers. Given the seasonality in our business, the operating cash flow benefit from increased collections from our customers generally occurs in the subsequent quarter after billing. We expect seasonality, timing of billings, billings terms, and collections from our customers to have a material impact on our cash flow from operating activities from period to period. Our primary uses of cash in operating activities are for employee compensation and related expenses, sales commissions, fees for third-party professional services, colocation and hosting costs, marketing programs, and prepayments of other spend, including hosting prepayments. Our cash flow from operating activities may fluctuate due to the timing of cash payments received from our customers and payments relative to expenses.
For the fiscal year ended January 31, 2026, net cash provided by operating activities of $282.9 million resulted primarily from a net loss of $348.8 million, partially offset by $329.4 million of stock-based compensation, $110.0 million of amortization of deferred commissions, $37.1 million for depreciation and amortization, $6.7 million of loss on debt extinguishment, and $148.2 million of net cash inflow from changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $425.8 million increase in deferred revenue from increased billings and a $63.2 million increase in accrued expenses and other liabilities. The cash inflow was partially offset by a $153.8 million increase in deferred commissions, a $111.7 million increase in prepaid expense and other assets and a $79.8 million increase in accounts receivable. The increase in prepaid expenses and other assets includes $93.2 million prepayment, of which $54.2 million is incremental year over year, for our hosting costs that are related to the launch and adoption of more SaaS products by our customers.
For the fiscal year ended January 31, 2025, net cash provided by operating activities of $48.2 million resulted primarily from a net loss of $1.15 billion, partially offset by $913.9 million of stock-based compensation, $90.3 million of amortization of deferred commissions, $34.3 million for non-cash interest related to debt, $28.9 million for depreciation and amortization, and $141.7 million of net cash inflow from changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $313.2 million increase in deferred revenue from increased billings and a $45.9 million increase in accrued expenses and other current liabilities. The cash inflow was partially offset by a $128.8 million increase in deferred commissions, a $48.8 million increase in prepaid expense and other assets and a $44.3 million increase in accounts receivable.
Investing Activities
For the fiscal year ended January 31, 2026, net cash used in investing activities of $830.1 million resulted from $1.47 billion in purchases of investments, $29.6 million in purchases of property and equipment, $21.3 million paid for acquisitions, and $15.4 million in capitalized internal-use software, offset by $708.2 million in proceeds from maturities of investments.

Rubrik, Inc.	2026 Form 10-K	76

For the fiscal year ended January 31, 2025, net cash used in investing activities of $383.4 million resulted from $797.1 million in purchases of investments, $16.9 million in purchases of property and equipment, and $9.7 million in capitalized internal-use software, offset by $440.3 million in proceeds from maturities and sales of investments.
Financing Activities
For the fiscal year ended January 31, 2026, net cash provided by financing activities of $736.5 million resulted primarily from $800.2 million in proceeds from issuance of the Convertible Notes, net of full repayment of our Amended Credit Facility, $29.0 million in proceeds from issuance of common stock under employee stock purchase plan, and $4.1 million from the exercise of stock options, partially offset by $88.6 million paid to purchase Capped Calls and $6.3 million in taxes paid related to the net share settlement of equity awards.
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
Material Cash Requirements
As of January 31, 2026, our material cash requirements consisted of (i) obligations under operating leases for offices and data centers on an undiscounted basis, of which $14.6 million will be due within 12 months and $26.5 million will be due thereafter, (ii) purchase obligations relating primarily to hosting and software and subscription services, of which $50.6 million will be due within 12 months and $398.2 million will be due thereafter, and (iii) the Convertible Notes. The aggregate principal amount of our $1.15 billion debt obligation under the Convertible Notes as of January 31, 2026 is due in June 2030.
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

Rubrik, Inc.	2026 Form 10-K	77

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

Rubrik, Inc.	2026 Form 10-K	78

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of January 31, 2026, we had cash, cash equivalents, and short-term investments of $1.68 billion and restricted cash of $12.5 million. Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. A hypothetical 1% increase or decrease in interest rates would not have a material effect on the fair market value of our portfolio.
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

Rubrik, Inc.	2026 Form 10-K	79

Item 8. Financial Statements and Supplementary Data
Rubrik, Inc.
All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

Rubrik, Inc.	2026 Form 10-K	80

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Rubrik, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rubrik, Inc. and subsidiaries (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the three-year period ended January 31, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Rubrik, Inc.	2026 Form 10-K	81

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over the subscription credits provided to customers
As discussed in Note 2 to the consolidated financial statements, the Company's revenue is primarily derived from subscriptions to its Rubrik Security Cloud (RSC) platform. The Company began transitioning customers to RSC from its legacy product offerings in fiscal 2023. As part of the business transition, the Company offered certain qualified customers the option to receive subscription credits, which were considered to be material rights. To the extent a qualified customer exercised its option to utilize the subscription credits, the amount of consideration allocated to the material right is recognized into revenue over time beginning at the date the customer accepts the option. Alternatively, deferred revenue associated with subscription credits that are subsequently forfeited will be released into revenue at the time the subscription credits are forfeited.
We identified the evaluation of the sufficiency of audit evidence over the subscription credits provided to customers as a critical audit matter. Subjective auditor judgment was required to determine the nature and extent of procedures to be performed because of the Company’s manual process to determine if the subscription credits were exercised, forfeited, or have yet to be exercised or forfeited.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the subscription credits. We evaluated the design and tested the operating effectiveness of certain internal controls related to the manual process to determine if the subscription credits were exercised, forfeited, or have yet to be exercised or forfeited. For a selection of transactions, we verified whether the subscription credits were exercised, forfeited, or have yet to be exercised or forfeited by 1) inspecting the expiration date from the original customer contract and 2) inspecting if the subscription credit was exercised in a new customer contract. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed over the subscription credits.

/s/ KPMG LLP
We have served as the Company’s auditor since 2018.
Santa Clara, California
March 19, 2026

Rubrik, Inc.	2026 Form 10-K	82

Rubrik, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	January 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$380,196	$186,331
Short-term investments	1,295,579	518,813
Accounts receivable, net of allowances of $299 and $499	256,773	177,627
Deferred commissions	110,651	91,919
Prepaid expenses and other current assets	180,365	102,951
Total current assets	2,223,564	1,077,641
Property and equipment, net	83,830	53,194
Deferred commissions, noncurrent	157,592	132,465
Goodwill	199,606	100,343
Other assets, noncurrent	101,944	59,331
Total assets	$2,766,536	$1,422,974
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$15,329	$10,439
Accrued expenses and other current liabilities	229,976	162,602
Deferred revenue	1,068,754	777,135
Total current liabilities	1,314,059	950,176
Deferred revenue, noncurrent	776,547	642,370
Other liabilities, noncurrent	64,771	61,821
Convertible senior notes, net	1,130,721	—
Debt, noncurrent	—	322,341
Total liabilities	3,286,098	1,976,708
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.000025 par value – 20,000,000 shares authorized as of January 31, 2026 and 2025, respectively; zero shares issued and outstanding as of January 31, 2026 and 2025, respectively	—	—
Class A common stock, $0.000025 par value – 1,070,000,000 shares authorized as of January 31, 2026 and 2025, respectively; 157,370,648 and 101,981,023 shares issued and outstanding as of January 31, 2026 and 2025, respectively	4	3
Class B common stock, $0.000025 par value – 210,000,000 shares authorized as of January 31, 2026 and 2025, respectively; 44,871,492 and 87,785,767 shares issued and outstanding as of January 31, 2026 and 2025, respectively	1	2
Additional paid-in capital	2,662,861	2,291,829
Accumulated other comprehensive income (loss)	3,733	(8,235)
Accumulated deficit	(3,186,161)	(2,837,333)
Total stockholders’ deficit	(519,562)	(553,734)
Total liabilities and stockholders’ deficit	$2,766,536	$1,422,974
The accompanying notes are an integral part of these consolidated financial statements.

Rubrik, Inc.	2026 Form 10-K	83

Rubrik, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,
	2026	2025	2024
Revenue
Subscription	$1,263,927	$828,740	$537,869
Other	52,264	57,804	90,023
Total revenue	1,316,191	886,544	627,892

Cost of revenue
Subscription	229,741	215,036	97,927
Other	32,136	50,712	47,035
Total cost of revenue	261,877	265,748	144,962

Gross profit	1,054,314	620,796	482,930
Operating expenses
Research and development	373,682	531,615	206,527
Sales and marketing	769,019	867,518	482,532
General and administrative	257,029	355,695	100,377
Total operating expenses	1,399,730	1,754,828	789,436

Loss from operations	(345,416)	(1,134,032)	(306,506)
Interest income	52,157	25,353	11,216
Interest expense	(17,227)	(41,253)	(30,295)
Loss on debt extinguishment	(6,653)	—	—
Other income (expense), net	(9,334)	1,480	(1,884)
Loss before income taxes	(326,473)	(1,148,452)	(327,469)
Income tax expense	22,355	6,368	26,689
Net loss	$(348,828)	$(1,154,820)	$(354,158)
Net loss per share, basic and diluted	$(1.78)	$(7.48)	$(5.84)
Weighted-average shares used in computing net loss per share, basic and diluted	196,468	154,294	60,628

The accompanying notes are an integral part of these consolidated financial statements.

Rubrik, Inc.	2026 Form 10-K	84

Rubrik, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2026	2025	2024
Net loss	$(348,828)	$(1,154,820)	$(354,158)
Foreign currency translation adjustment, net of tax	9,826	(6,274)	(1,355)
Unrealized gain (loss) on available-for-sale securities, net of tax	2,142	278	417
Total other comprehensive income (loss), net of tax	11,968	(5,996)	(938)
Comprehensive loss	$(336,860)	$(1,160,816)	$(355,096)
The accompanying notes are an integral part of these consolidated financial statements.

Rubrik, Inc.	2026 Form 10-K	85

Rubrik, Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(In thousands, except share amounts)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount
Balances as of January 31, 2023	74,182,559	$714,713	59,878,717	$1	$242,326	$(1,301)	$(1,328,355)	$(1,087,329)
Issuance of common stock upon exercise of stock options	—	—	884,012	—	3,383	—	—	3,383
Issuance of common stock for business acquisition	—	—	500,000	—	14,070	—	—	14,070
Stock-based compensation	—	—	—	—	5,715	—	—	5,715
Other comprehensive income (loss)	—	—	—	—	—	(938)	—	(938)
Net loss	—	—	—	—	—	—	(354,158)	(354,158)
Balances as of January 31, 2024	74,182,559	714,713	61,262,729	1	265,494	(2,239)	(1,682,513)	(1,419,257)
Conversion of redeemable convertible preferred stock and founder stock to common stock upon initial public offering	(74,182,559)	(714,713)	74,182,559	2	714,711	—	—	714,713
Issuance of common stock upon initial public offering and underwriters' exercise of over-allotment option, net of underwriting discounts and commissions, and offering costs	—	—	26,972,252	1	805,134	—	—	805,135
Issuance of common stock upon exercise of stock options	—	—	1,548,712	—	8,516	—	—	8,516
Issuance of common stock upon settlement of restricted stock units	—	—	25,393,769	1	(432,513)	—	—	(432,512)
Issuance of common stock under employee stock purchase plan	—	—	406,769	—	11,064	—	—	11,064
Stock-based compensation	—	—	—	—	919,423	—	—	919,423
Other comprehensive income (loss)	—	—	—	—	—	(5,996)	—	(5,996)
Net loss	—	—	—	—	—	—	(1,154,820)	(1,154,820)
Balances as of January 31, 2025	—	—	189,766,790	5	2,291,829	(8,235)	(2,837,333)	(553,734)
Issuance of common stock upon exercise of stock options	—	—	596,134	—	4,090	—	—	4,090
Issuance of common stock upon settlement of restricted stock units	—	—	9,412,011	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	1,007,780	—	28,986	—	—	28,986
Issuance of common stock for business combination, net of settlement for tax withholding and forfeiture	—	—	1,459,425	—	88,233	—	—	88,233
Purchase of capped calls related to convertible senior notes	—	—	—	—	(88,550)	—	—	(88,550)
Stock-based compensation	—	—	—	—	338,273	—	—	338,273
Other comprehensive income (loss)	—	—	—	—	—	11,968	—	11,968
Net loss	—	—	—	—	—	—	(348,828)	(348,828)
Balances as of January 31, 2026	—	$—	202,242,140	$5	$2,662,861	$3,733	$(3,186,161)	$(519,562)
The accompanying notes are an integral part of these consolidated financial statements.

Rubrik, Inc.	2026 Form 10-K	86

Rubrik, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2026	2025	2024
Cash flows from operating activities:
Net loss	$(348,828)	$(1,154,820)	$(354,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,115	28,868	24,305
Stock-based compensation	329,374	913,913	5,715
Amortization of deferred commissions	109,951	90,303	76,530
Non-cash interest	—	34,256	10,117
Loss on debt extinguishment	6,653	—	—
Deferred income taxes	4,008	1,241	1,937
Other	(3,542)	(7,249)	(2,836)
Changes in operating assets and liabilities:
Accounts receivable	(79,786)	(44,255)	17,157
Deferred commissions	(153,810)	(128,816)	(107,148)
Prepaid expenses and other assets	(111,727)	(48,818)	2,251
Accounts payable	4,479	4,479	(1,012)
Accrued expenses and other liabilities	63,225	45,882	22,872
Deferred revenue	425,796	313,244	299,752
Net cash provided by (used in) operating activities	282,908	48,228	(4,518)
Cash flows from investing activities:
Purchases of property and equipment	(29,631)	(16,885)	(12,333)
Capitalized internal-use software	(15,437)	(9,714)	(7,675)
Purchases of investments	(1,471,916)	(797,084)	(246,004)
Sale of investments	—	32,977	7,503
Maturities of investments	708,154	407,264	255,214
Payments for business combinations, net of cash acquired	(21,259)	—	(90,328)
Net cash used in investing activities	(830,089)	(383,442)	(93,623)
Cash flows from financing activities:
Proceeds from initial public offering and underwriters' exercise of over-allotment option, net of underwriting discounts and commissions	—	815,209	—
Taxes paid related to net share settlement of equity awards	(6,339)	(432,512)	—
Proceeds from exercise of stock options	4,078	8,515	3,383
Proceeds from issuance of common stock under employee stock purchase plan	28,986	11,064	—
Payments for deferred offering costs, net	—	(3,545)	(3,734)
Proceeds from issuance of debt, net of discount	—	—	96,525
Proceeds from issuance of convertible senior notes, net of discount	1,129,875	—	—
Repayment of debt and related costs	(329,646)	—	—
Payments for debt issuance and discount costs	(1,903)	(708)	(225)
Purchase of capped calls related to convertible senior notes	(88,550)	—	—
Net cash provided by financing activities	736,501	398,023	95,949
Effect of exchange rate on cash, cash equivalents, and restricted cash	9,826	(6,274)	(1,355)
Net increase (decrease) in cash, cash equivalents, and restricted cash	199,146	56,535	(3,547)
Cash, cash equivalents, and restricted cash, beginning of year	193,594	137,059	140,606
Cash, cash equivalents, and restricted cash, end of year	$392,740	$193,594	$137,059

Rubrik, Inc.	2026 Form 10-K	87

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$12,005	$11,938	$5,054
Cash paid for interest	11,807	15,026	9,518
Non-cash investing and financing activities:
Transfers of inventory to property and equipment	$—	$102	$626
Property and equipment received, included in payables and accrued but not paid	2,532	816	2,207
Stock-based compensation capitalized in internal-use software	8,761	5,227	—
Deferred offering costs accrued but not paid	—	—	953
Fair value of common stock issued as consideration for business combination	93,770	—	14,070
Acquisition holdback accrued not paid in accrued expenses and other current liabilities	752	—	—
Leasehold improvements funded directly by lessor included in property and equipment, net	885	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Rubrik, Inc.	2026 Form 10-K	88

Rubrik, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business
Rubrik, Inc. (“Rubrik” or the “Company”) is a Security and artificial intelligence (“AI”) company, with a mission to secure and accelerate the world’s AI transformation. Rubrik built the Rubrik Security Cloud (“RSC”) suite with Zero Trust design principles to secure data across enterprise, cloud, SaaS, unstructured data, and identity providers. RSC delivers a cloud native SaaS platform that detects, analyzes, and remediates data security risks and unauthorized user activities. Rubrik launched Rubrik Agent Cloud in February 2026 to provide a comprehensive AI operations suite that can dynamically monitor, control, and remediate agentic actions. The Company was incorporated in December 2013 as ScaleData, Inc., a Delaware corporation, and changed its name to Rubrik, Inc. in October 2014. The Company is headquartered in Palo Alto, California.
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
Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and other fees relating to the IPO, were capitalized in other assets, noncurrent on the consolidated balance sheets. Upon the consummation of the IPO, $10.3 million of deferred offering costs, net of reimbursement received from the underwriters, were reclassified into stockholders’ deficit as an offset against the IPO proceeds.
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
The Company's fiscal year ends on January 31. For example, references to fiscal 2026, 2025 and 2024 refer to the fiscal year ending January 31, 2026, 2025 and 2024, respectively.
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
Certain prior period amounts reported in the consolidated financial statements and notes have been reclassified to conform to the current year presentation. For the years ended January 31, 2026, 2025 and 2024, the Company combined maintenance revenue and other revenue into “Other” on the consolidated statements of operations. The presentation of cost of revenue has been conformed to reflect the changes related to the presentation of revenues. Such reclassifications related to the presentation of revenue and cost of revenue did not impact total revenue, loss from operations or net loss.

Rubrik, Inc.	2026 Form 10-K	89

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
SaaS subscriptions include standalone sales of SaaS subscription products as well as sales of RSC. RSC is a fully-hosted subscription in the case of protection of cloud, SaaS, and unstructured data applications. When RSC is securing enterprise applications, it is a hybrid cloud subscription which includes software hosted from the cloud (as a service) and on-premise software licenses. RSC is accounted for as a single performance obligation because the software hosted from the cloud (as a service) and the on-premise software licenses are not separately identifiable and serve together to fulfill the Company’s promise to RSC customers, which is to provide a single, unified data security solution. The Company’s subscription capabilities are primarily sold as editions which bundle multiple products and include the Foundation Edition, Business Edition, and Enterprise Edition. Subscription revenue related to SaaS is recognized ratably over the subscription period.

Rubrik, Inc.	2026 Form 10-K	90

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
Other revenue
Other revenue includes fees earned from sales of professional services, software updates on a when-and-if-available basis, telephone and integrated web-based support, Rubrik-branded Appliance maintenance relating to our perpetual licenses, and Rubrik-branded Appliances. Revenue for Rubrik-branded Appliances is recognized when shipped to the customer. When we sell our software license with our Rubrik-branded Appliances, revenue for both the Rubrik-branded Appliances and software licenses are recognized at the same time. Revenue related to professional services is typically recognized as the services are performed.
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
The Company had offered Subscription Credits for RSC to qualified customers in exchange for relinquishing their existing rights to next-generation Rubrik-branded Appliances at no cost (“Refresh Rights”). These are customer options that are accounted for as material rights.
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

Rubrik, Inc.	2026 Form 10-K	91

Timing of revenue recognition (in thousands)

	Year Ended January 31,
	2026	2025	2024
Subscription revenue
Products and services transferred over time	$1,148,981	$756,660	$437,693
Products and services transferred at a point in time	114,946	72,080	100,176
Other revenue
Products and services transferred over time	44,261	48,163	69,473
Products and services transferred at a point in time	8,003	9,641	20,550
Total revenue	$1,316,191	$886,544	$627,892
Contract assets
The Company invoices its customers in accordance with contractual billing terms established in each contract. As the Company performs under customer contracts, its right to consideration that is unconditional is classified as accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenue the Company has recognized in excess of the amount it has billed to the customer is classified as a contract asset. Contract assets are included in prepaid expenses and other current assets and other assets, noncurrent in the consolidated balance sheets. There were $12.6 million and $8.5 million of contract assets as of January 31, 2026 and 2025, respectively. The current and noncurrent contract assets balances as of January 31, 2026 were $3.8 million and $8.8 million, respectively, as of January 31, 2025 were $4.5 million and $4.0 million, respectively.
Deferred revenue
Deferred revenue, which are contract liabilities, are amounts received or due from customers in advance of the Company’s performance. The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year of the consolidated balance sheet date. The Company invoices customers upfront for the majority of contracts, and the increase in the Company’s deferred revenue corresponds to an increase in revenue contracts that include SaaS and support in which the Company satisfies its performance obligations typically over the contractual service period. During the fiscal years ended January 31, 2026 and 2025, the Company recognized revenue of approximately $817.7 million and $535.3 million, respectively, pertaining to amounts deferred at the beginning of each respective period.
Transaction price allocated to the remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue for contracts that have been invoiced and will be recognized as revenue in future periods.
As of January 31, 2026, total remaining non-cancellable performance obligations under the Company’s contracts with customers was approximately $2.40 billion. The Company expects to recognize approximately 53% of this amount as revenue over the next 12 months, with the remaining balance to be recognized as revenue thereafter.
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

Rubrik, Inc.	2026 Form 10-K	92

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
Given the warranty agreement is with the Company’s contract manufacturers and considering that substantially all products are sold together with support agreements, the Company generally has limited exposure related to warranty costs, and therefore no warranty reserve has been recognized for the fiscal years ended January 31, 2026, 2025 and 2024.
Cash, Cash Equivalents, and Restricted Cash
The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents are stated at cost, which approximates fair value.
As of January 31, 2026 and 2025, the Company’s restricted cash balance was $12.5 million and $7.3 million, respectively, primarily related to collateral held under its facility lease agreements and company credit cards. Restricted cash is included within other assets, noncurrent on the Company’s consolidated balance sheets.
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

Rubrik, Inc.	2026 Form 10-K	93

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

Rubrik, Inc.	2026 Form 10-K	94

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
Goodwill and Long-Lived Assets
Goodwill is not amortized but tested for impairment at least annually during the fourth fiscal quarter, or if events or changes in circumstances indicate the carrying amount may no longer be recoverable. The Company operates in one segment, which is considered to be the sole reporting unit, and, therefore, goodwill is tested for impairment at the enterprise level. The Company first evaluates qualitative factors to determine whether it is more likely than not that the fair value of its sole reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, the Company determines that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then a quantitative goodwill impairment test is not performed. There was no impairment of goodwill for the fiscal years ended January 31, 2026, 2025 and 2024.
Intangible assets, other than the ones with indefinite useful lives, are carried at cost, net of accumulated amortization. Amortization is recorded on a straight-line basis over the intangible assets’ useful lives. Intangible assets, net is included within other assets, noncurrent on the Company’s consolidated balance sheets.
Long-lived assets, such as property and equipment and finite-lived intangible assets, are subject to amortization and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the net book value to the future undiscounted cash flows attributable to such assets. If impaired, the Company recognizes an impairment charge equal to the amount by which the net book value exceeds its fair value. There was no impairment charge of long-lived assets for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
Convertible Senior Notes
In June, 2025, the Company issued $1.15 billion aggregate principal amount of 0.00% convertible senior notes due June 2030 (the “Convertible Notes”), which are recorded at their carrying value on the consolidated balance sheets. The Convertible Notes will be classified as long-term liabilities until they are scheduled to mature within one year of the balance sheet date or become repayable within one year of the balance sheet date. Debt discount and issuance costs in connection with the issuance of the Convertible Notes are recorded as a reduction to the Convertibles Notes and are amortized as interest expense using the effective interest rate method over the contractual term of the Convertible Notes. The amortized debt discount and issuance costs are included within interest expense on the consolidated statements of operations. The Company evaluates conversion features to determine if they are required to be accounted for separately as embedded derivatives.
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense in the consolidated statements of operations and amounted to $70.8 million, $35.6 million and $31.3 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.

Rubrik, Inc.	2026 Form 10-K	95

Stock-Based Compensation Expense
The Company measures and recognizes stock-based compensation expense for all equity awards made to employees, nonemployees, and the Company’s board of directors, and stock purchase rights granted under the Employee Stock Purchase Plan (“ESPP”) to employees based on estimated fair values at the date of grant.
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
Forfeitures are accounted for as they occur.

Rubrik, Inc.	2026 Form 10-K	96

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
Concentration of Risk
Credit risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are primarily held in three financial institutions and, at times, may exceed federally insured limits. The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. The Company has not experienced any material credit losses as of January 31, 2026.
Concentration of revenue and accounts receivable
The following customers individually accounted for 10% or more of total revenue and 10% or more of accounts receivable, net:

	Revenue			Accounts Receivable, Net
	Year Ended January 31,			January 31,
	2026	2025	2024	2026	2025
Partner A	27%	29%	30%	32%	33%
Partner B	32%	34%	35%	21%	20%
Partner C	*	10%	11%	*	14%
Partner D	*	*	*	11%	*
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

Rubrik, Inc.	2026 Form 10-K	97

Net Loss Per Share
The Company computes basic and diluted net loss per share attributable to Class A and Class B common stockholders for the fiscal years ended January 31, 2026 and January 31, 2025 and basic and diluted net loss per share attributable to common and convertible founder stockholders for the fiscal year ended January 31, 2024 using the two-class method required for companies with participating securities. The Company considered all series of its redeemable convertible preferred stock to be participating securities as the holders of the redeemable convertible preferred stock were entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. Under the two-class method, the net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the preferred stockholders did not have a contractual obligation to share in the Company’s losses.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including redeemable convertible preferred stock, issued and outstanding stock options, unvested RSUs issued and outstanding, ESPP and convertible notes, to the extent they are dilutive.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to provide consistent categories and greater disaggregation of information in the rate reconciliation as well as income tax paid disaggregated by jurisdiction to improve the transparency of income tax disclosures. The Company adopted ASU 2023-09 on a prospective basis effective February 1, 2025. See Note 12 Income Taxes for the inclusion of new disclosures required.
Recently Announced Accounting Pronouncements Not Yet Adopted
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
Note 3 – Revenue by Geography
The geographic regions are the Americas, EMEA (Europe, the Middle East, and Africa) and APAC (Asia Pacific). The following table sets forth revenue by geographic area based on ship to address (in thousands):

	Year Ended January 31,
	2026	2025	2024
Americas	$951,737	$636,191	$441,537
EMEA	312,705	214,098	162,161
APAC	51,749	36,255	24,194
Total revenue	$1,316,191	$886,544	$627,892
For the fiscal years ended January 31, 2026, 2025 and 2024, United States accounted for $915.8 million, $612.9 million and $427.0 million, respectively, or 70%, 69% and 68%, respectively, of consolidated total revenue.

Rubrik, Inc.	2026 Form 10-K	98

Note 4 – Business Combinations and Intangible Assets
In July 2025, the Company acquired all outstanding stock of Predibase, Inc. (“Predibase”), a developer platform specializing in the operationalization of open-source AI models. The acquisition of Predibase is to help the Company accelerate its agentic AI adoption from pilot to production at scale.
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
During the fiscal year ended January 31, 2026, the Company completed three immaterial acquisitions for aggregate purchase consideration of $13.0 million and accounted for them as business combinations from the respective dates of acquisition. $6.6 million of the purchase consideration was allocated to intangible assets and the remaining $6.4 million to goodwill.
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
Pro forma results of operations for the business combinations have not been presented, as they were not material to the Company's consolidated statements of operations. Acquisition-related costs for the business combinations were expensed as incurred within general and administrative expense in the consolidated statements of operations and were not material.
Intangible Assets, Net
Acquired intangible assets are as follows (in thousands):

	January 31, 2026
	Gross	Accumulated Amortization	Net
Acquired technology	$28,641	$(12,838)	$15,803
Total	$28,641	$(12,838)	$15,803

	January 31, 2025
	Gross	Accumulated Amortization	Net
Acquired technology	$11,000	$(5,349)	$5,651
Total	$11,000	$(5,349)	$5,651
The Company recognized $7.5 million, $3.7 million and $1.7 million amortization expense in acquired intangible assets for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.

Rubrik, Inc.	2026 Form 10-K	99

The following table summarizes the estimated future amortization expense of the acquired intangible assets as of January 31, 2026 (in thousands):

Fiscal Year Ending January 31,	Amount
2027	$9,816
2028	4,513
2029	1,474
Total	$15,803
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
The Company did not have any level 3 investments as of January 31, 2026 and 2025. The following table summarizes the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value by significant investment category reported as cash and cash equivalents or short-term investments (in thousands):

					Reported as
January 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$66,674	$—	$—	$66,674	$66,674	$—
Level 1:
Money market funds	294,365	—	—	294,365	294,365	—
U.S. Treasuries	539,437	627	(101)	539,963	6,054	533,909
Subtotal	833,802	627	(101)	834,328	300,419	533,909
Level 2:
Certificate of deposit	19,949	8	—	19,957	9,816	10,141
Commercial paper	39,994	16	—	40,010	3,287	36,723
Corporate bonds	702,250	1,958	(4)	704,204	—	704,204
U.S. government agencies	10,585	17	—	10,602	—	10,602
Subtotal	772,778	1,999	(4)	774,773	13,103	761,670
Total	$1,673,254	$2,626	$(105)	$1,675,775	$380,196	$1,295,579

Rubrik, Inc.	2026 Form 10-K	100

					Reported as
January 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$75,541	$—	$—	$75,541	$75,541	$—
Level 1:
Money market funds	96,423	—	—	96,423	96,423	—
U.S. Treasuries	259,327	345	(76)	259,596	—	259,596
Subtotal	355,750	345	(76)	356,019	96,423	259,596
Level 2:
Commercial paper	88,732	8	(3)	88,737	14,367	74,370
Corporate bonds	184,742	195	(90)	184,847	—	184,847
Subtotal	273,474	203	(93)	273,584	14,367	259,217
Total	$704,765	$548	$(169)	$705,144	$186,331	$518,813

The following table summarizes the estimated fair value of the Company’s investments by their remaining contractual maturity dates (in thousands):

January 31,
2026
Due within one year	$722,559
Due between one to two years	573,020
Total	$1,295,579
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis, and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for its short-term investments there were no material credit or non-credit related impairments as of January 31, 2026 and 2025.
Convertible Notes
As of January 31, 2026, the total estimated fair value of the Convertible Notes was $1.04 billion. The fair value was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 8 Debt.
Note 6 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31,
	2026	2025
Prepaid expenses	$155,901	$77,857
Inventory, net	5,676	4,183
Contract assets, current	3,845	4,537
Other current assets	14,943	16,374
Total prepaid expenses and other current assets	$180,365	$102,951

Rubrik, Inc.	2026 Form 10-K	101

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31,
	2026	2025
Equipment	$87,483	$75,589
Capitalized internal-use software	53,265	36,132
Leasehold improvements	28,335	12,739
Furniture and fixtures	7,030	4,687
Total property and equipment, gross	176,113	129,147
Less: accumulated depreciation and amortization	(92,283)	(75,953)
Total property and equipment, net	$83,830	$53,194
Depreciation expense related to the Company’s property and equipment, which did not include amortization expense related to capitalized internal-use software, was $17.7 million, $17.4 million and $16.7 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
Amortization expense relating to capitalized internal-use software was $11.9 million, $7.8 million and $5.9 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31,
	2026	2025
Accrued expenses	$60,257	$30,983
Accrued bonuses	56,630	49,104
Accrued sales commissions	36,958	27,627
Accrued payroll-related expenses, taxes, and benefits	58,170	38,533
Operating lease liabilities	12,709	10,087
Other	5,252	6,268
Total accrued expenses and other current liabilities	$229,976	$162,602

Rubrik, Inc.	2026 Form 10-K	102

Note 7 – Leases
The Company has operating leases for its offices and data centers. Balance sheet information related to operating leases was as follows (in thousands):

	January 31,
Reported as:	2026	2025
Other assets, noncurrent (operating lease ROU assets)	$32,908	$25,906

Accrued expenses and other current liabilities (operating lease liabilities, current)	12,709	10,087
Other liabilities, noncurrent (operating lease liabilities, noncurrent)	24,253	18,382
Total operating lease liabilities	$36,962	$28,469
The Company had operating lease costs of $14.8 million, $11.9 million and $11.1 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Cash paid for amounts included in measurement of operating lease liabilities	$13,842	$12,261	$11,397
ROU assets obtained in exchange of lease liabilities for new operating leases	$20,657	$6,810	$6,375
Supplemental information related to the remaining lease term and discount rate were as follows:

	January 31,
	2026	2025
Weighted-average remaining lease term	3.2 years	3.0 years
Weighted-average discount rate	6.0%	5.5%
The following table summarizes the maturity of the Company’s operating lease liabilities as of January 31, 2026 (in thousands):

Fiscal Year Ending January 31,	Operating Leases
2027	$14,571
2028	13,458
2029	6,389
2030	4,218
2031	1,851
Thereafter	591
Total operating lease payments	41,078
Less: imputed interest	(4,116)
Total operating lease liabilities	$36,962
Note 8 – Debt
Term Loan
In June 2022, the Company entered into a credit agreement with a consortium of lenders for a total $195.0 million revolving credit facility (the “Prior Credit Facility”) consisting of a $175.0 million term loan and $20.0 million in committed delayed-draw term loans with a maturity date of June 10, 2027.

Rubrik, Inc.	2026 Form 10-K	103

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
Under the Amended Delayed Draw Term Loan, the Company borrowed zero, $34.3 million and $4.1 million for the fiscal years ended January 31, 2026 , 2025 and 2024, respectively.
In June 2025, the Company repaid in full the outstanding balance of $327.9 million under the Amended Credit Facility, which consisted of $289.5 million under the Amended Term Loan and $38.4 million under the Amended Delayed Draw Term Loan, and terminated the Amended Credit Agreement. In conjunction with the repayment, the Company incurred a loss on early extinguishment of debt of $6.7 million related to the write-off of unamortized debt discount and issuance costs and prepayment premium, which was recorded as a loss on debt extinguishment in the consolidated statements of operations for the fiscal year ended January 31, 2026.
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
As of January 31, 2026, the conditions allowing holders of the Convertible Notes to convert have not been met.

Rubrik, Inc.	2026 Form 10-K	104

The net carrying amount of the Convertible Notes was as follows (in thousands):

January 31, 2026
Principal	$1,150,000
Unamortized debt discount and issuance costs	(19,279)
Net carrying amount	$1,130,721
For the fiscal year ended January 31, 2026, amortization of debt discount and issuance costs was $2.7 million. The debt discount and issuance costs are being amortized into interest expense on the consolidated statements of operations over the term of the Convertible Notes at an effective interest rate of 0.19%.
Capped Calls
In connection with the pricing of the Convertible Notes and the exercise in full by the initial purchasers of their option to purchase additional Convertible Notes, the Company entered into capped call transactions (the “Capped Calls”) with certain affiliates of certain initial purchasers of the Convertible Notes and other financial institutions. The Capped Calls each have an initial strike price of approximately $124.76 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Calls associated with the Convertible Notes cover, subject to anti-dilution adjustments, approximately 9.2 million shares of the Company’s Class A common stock. The Capped Calls are generally expected to reduce the potential dilution to the Company’s Class A common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price initially equal to $175.10 per share, subject to certain adjustments. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Convertible Notes, and are recorded in stockholders’ deficit and are not accounted for as derivatives. The cost of $88.6 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital, and will not be remeasured as long as they continue to meet the condition for equity classification.
The Convertible Notes and the Capped Calls have been integrated for tax purposes. The impact of this tax treatment results in the Capped Calls being deductible with the cost of the Capped Calls qualifying as original issue discount for tax purposes over the term of the Convertible Notes.
Note 9 – Commitments and Contingencies
Purchase Commitments
In June 2025, the Company amended an existing hosting service contract with a third party. The amendment extended the original contract term by approximately two years to April 2029, and increased the minimum spending amount by $375.0 million from the original spending commitment of $220.0 million. As of January 31, 2026, the Company had $290.4 million remaining on this commitment.
In addition to the commitments described above, as of January 31, 2026, the Company had other remaining purchase commitments of approximately $158.4 million primarily for hosting costs and software and subscription services.
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

Rubrik, Inc.	2026 Form 10-K	105

Note 10 – Stockholders’ Deficit
Redeemable Convertible Preferred Stock
Immediately prior to the closing of the IPO, all 74,182,559 shares of the Company's redeemable convertible preferred stock outstanding were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis, and their carrying value of $714.7 million was reclassified into stockholders' deficit.
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
Equity Incentive Plan
In January 2014, the Company adopted the 2014 Plan, which permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, or RSU awards based on, or related to, shares of the Company’s common stock. The 2014 Plan was terminated in April 2024 in connection with the IPO, but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2014 Plan. No further equity awards will be granted under the 2014 Plan. With the establishment of the 2024 Equity Incentive Plan (the “2024 Plan”), upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding equity awards granted under the 2014 Plan, an equal number of shares of Class A common stock will become available for grant under the 2024 Plan.
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

Rubrik, Inc.	2026 Form 10-K	106

In March 2024, the board of directors adopted, and in April 2024, the stockholders approved, the 2024 Employee Stock Purchase Plan (the “2024 ESPP” or the “ESPP”), which became effective in connection with the Company’s IPO. The 2024 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 4,607,303 shares of the Company’s Class A common stock have been reserved for future issuance under the 2024 ESPP. The number of shares of Class A common stock reserved for issuance under the 2024 ESPP will automatically increase on February 1 of each fiscal year, beginning on February 1, 2025 and ending on and including February 1, 2034, by the lesser of (1) one percent (1%) of the aggregate number of shares of common stock of all classes issued and outstanding on January 31 of the preceding fiscal year, (2) 9,214,605 shares, or (3) a lesser number of shares determined by the Company's board of directors.
The Company has reserved shares of its common stock for future issuance as follows (in thousands):

	January 31,
	2026	2025
2014 Stock Option and Grant Plan:
Outstanding stock options	8,970	9,570
Outstanding restricted stock units	9,227	18,039
2024 Equity Incentive Plan:
Outstanding restricted stock units	12,294	4,217
Shares available for future issuance under the 2024 Plan	58,406	57,591
2024 Employee Stock Purchase Plan	5,090	4,201
Total shares of common stock reserved	93,987	93,618
Stock Options
Options issued under the Company’s 2014 Plan and 2024 Plan generally are exercisable for periods not to exceed ten years and generally vest over four years with 25% vesting after one year and the remainder vesting monthly thereafter in equal installments.
A summary of the stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2023	4,098,034	$5.74	5.0	$66,017
Granted	—	—
Exercised	(884,012)	3.83		17,771
Cancelled	(29,002)	10.40
Outstanding as of January 31, 2024	3,185,020	$6.23	4.2	$71,347
Granted	8,000,000	32.00
Exercised	(1,548,712)	5.50		54,160
Cancelled	(66,174)	18.94
Outstanding as of January 31, 2025	9,570,134	$27.80	8.2	$435,133
Granted	—	—
Exercised	(596,134)	6.86		35,526
Cancelled	(3,647)	11.73
Outstanding as of January 31, 2026	8,970,353	$29.20	7.6	$239,954
Vested and exercisable as of January 31, 2026	3,634,341	$25.10	6.6	$112,127
There were no options with only a service-based vesting condition granted during each of the fiscal years ended January 31, 2026, 2025 and 2024.
The intrinsic value of the options exercised represents the difference between the estimated fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.
As of January 31, 2026, there was approximately $42.8 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

Rubrik, Inc.	2026 Form 10-K	107

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

Rubrik, Inc.	2026 Form 10-K	108

A summary of the RSU activity and related information is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2023	39,710,368	$13.51
Granted	13,443,534	23.78
Vested	(18,000)	28.66
Forfeited	(2,962,232)	17.17
Unvested as of January 31, 2024	50,173,670	16.09
Vested and not yet released	18,000	28.66
Outstanding as of January 31, 2024	50,191,670	16.09
Granted	13,744,702	37.99
Vested	(38,940,299)	15.22
Forfeited	(2,780,324)	23.73
Unvested as of January 31, 2025	22,215,749	31.30
Vested and not yet released	40,625	11.35
Outstanding as of January 31, 2025	22,256,374	31.26
Granted	11,042,857	66.34
Vested	(9,412,011)	30.71
Forfeited	(2,366,024)	38.69
Unvested as of January 31, 2026	21,480,571	48.73
Vested and not yet released	40,625	11.35
Outstanding as of January 31, 2026	21,521,196	$48.66
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
For the fiscal years ended January 31, 2026, 2025 and 2024, the total grant date fair value of vested RSUs was $289.1 million, $592.8 million and $0.5 million, respectively.
As of January 31, 2026, there was approximately $805.6 million of unrecognized stock-based compensation expense relating to RSUs, which is expected to be recognized over a weighted-average period of 1.7 years. Included in this total is $2.8 million of unrecognized stock-based compensation expense relating to service and market-based RSUs.
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
As of January 31, 2026, there was approximately $32.8 million of unrecognized stock-based compensation expense relating to the restricted stock.
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

Rubrik, Inc.	2026 Form 10-K	109

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
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

Year Ended January 31,
	2026	2025
Expected term (in years)	0.5 - 2.0	0.4 - 2.0
Expected volatility	59.0% - 65.7%	56.5% - 71.7%
Risk-free interest rate	3.6% - 4.3%	3.6% - 5.4%
Dividend yield	—	—
As of January 31, 2026, there was approximately $5.4 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.9 years.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Cost of revenue
Subscription	$16,374	$49,514	$45
Other	2,556	17,527	18
Research and development	102,730	297,051	3,590
Sales and marketing	115,852	330,443	1,313
General and administrative	91,862	219,378	749
Total stock-based compensation expense	$329,374	$913,913	$5,715
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

Rubrik, Inc.	2026 Form 10-K	110

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended January 31,
	2026		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(241,860)	$(106,968)	$(428,333)	$(726,487)	$—	$(354,158)
Denominator:
Weighted-average common stock shares used in computing net loss per share, basic and diluted	136,221	60,247	57,229	97,065	—	55,228
Weighted-average founders stock shares used in computing net loss per share, basic and diluted	—	—	—	—	—	5,400
Net loss per common stock share, basic and diluted	$(1.78)	$(1.78)	$(7.48)	$(7.48)	$—	$(5.84)
Net loss per founders stock share, basic and diluted	$—	$—	$—	$—	$—	$(5.84)
The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended January 31,
	2026	2025	2024
Redeemable convertible preferred stock	—	—	74,183
Issued and outstanding stock options	8,970	9,570	3,185
Unvested RSUs issued and outstanding	21,481	22,216	50,174
Convertible notes	9,218	—	—
Restricted stock issued for business combination	396	—	—
Total	40,065	31,786	127,542
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
Note 12 – Income Taxes
U.S. and foreign components of consolidated loss before income taxes were as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Domestic	$(401,015)	$(1,223,181)	$(356,015)
Foreign	74,542	74,729	28,546
Loss before income taxes	$(326,473)	$(1,148,452)	$(327,469)

Rubrik, Inc.	2026 Form 10-K	111

The provision for income taxes was as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Current:
Federal	$—	$(2,330)	$2,336
State	4	(1,315)	2,818
Foreign	18,343	8,772	19,598
Total current provision for income taxes	18,347	5,127	24,752
Deferred:
Federal	30	—	—
State	—	—	—
Foreign	3,978	1,241	1,937
Total deferred provision for income taxes	4,008	1,241	1,937
Total provision for income taxes	$22,355	$6,368	$26,689
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate after the adoption of ASU 2023-09 for the year ended January 31, 2026 is as follows (in thousands, except for percentages):

	Year Ended January 31, 2026
	$	%
U.S. federal statutory tax rate	$(68,559)	21.0%
State and local income tax, net of federal income tax effect (1)	(2,582)	0.8
Foreign tax effects
India
Nondeductible compensation	11,260	(3.4)
Other	(1,806)	0.6
Israel
Nondeductible compensation	7,824	(2.4)
Other	313	(0.1)
United Kingdom
Tax effects of stock awards	(3,921)	1.2
Other	1,092	(0.3)
Other foreign jurisdictions	7,829	(2.4)
Effect of cross-border tax laws
Foreign income tax deduction	(3,813)	1.2
Other	2,363	(0.7)
Tax credits
Research and development credits	(22,348)	6.8
Changes in valuation allowances	153,830	(47.1)
Nontaxable or nondeductible items
Tax effects of stock awards	(101,095)	31.0
Nondeductible compensation	28,901	(8.9)
Other	3,436	(1.1)
Changes in unrecognized tax benefits	7,725	(2.4)
Other adjustments	1,906	(0.6)
Total tax provision and effective rate	$22,355	(6.8)%
(1) State taxes in California made up the majority (greater than 50%) of the tax effect in this category.

Rubrik, Inc.	2026 Form 10-K	112

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the year ended January 31, 2025 and 2024 is as follows:

	Year Ended January 31,
	2025	2024
Provision at federal statutory rate	21.0%	21.0%
State, net of federal benefit	3.2	—
Stock-based compensation	10.4	0.3
Impact of foreign operations	2.9	(5.1)
Change in valuation allowance	(42.8)	(14.5)
Research and development credits	4.9	3.9
Non-deductible expenses	—	(12.8)
Other adjustments	(0.2)	(1.0)
Effective income tax rate	(0.6)%	(8.2)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$477,971	$330,908
Capitalized research and development expenditures	197,339	208,690
Research and development credit carryforward	148,631	117,837
Deferred revenue	177,086	151,326
Stock-based compensation	69,317	68,587
Other	67,032	31,368
Total deferred tax assets	1,137,376	908,716
Less: valuation allowance	(1,069,457)	(863,039)
Total deferred tax assets, net	67,919	45,677
Deferred tax liabilities:
State income taxes	(36,833)	(28,936)
Other	(46,438)	(28,085)
Total deferred tax liabilities	(83,271)	(57,021)
Net deferred tax assets (liabilities)	$(15,352)	$(11,344)
The valuation allowance increased by $206.4 million for the fiscal year ended January 31, 2026. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception, expected near-term future losses, and the absence of taxable income in prior carryback years. The Company expects to maintain a valuation allowance until circumstances change.
As of January 31, 2026, the Company had U.S. federal net operating loss carryforwards of approximately $1.97 billion, and state net operating loss carryforwards of approximately $870.7 million. A portion of the U.S. federal net operating loss carryforwards will begin to expire in fiscal 2037. The state net operating loss carryforwards will begin to expire in fiscal 2027.
As of January 31, 2026, the Company had U.S. federal research and development tax credit carryforwards of approximately $110.3 million, which if not utilized, will begin to expire in fiscal 2036. As of January 31, 2026, the Company had state research and development tax credit carryforwards of approximately $75.5 million. The state credit carryforwards do not expire.
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

Rubrik, Inc.	2026 Form 10-K	113

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	January 31,
	2026	2025	2024
Unrecognized tax benefits at beginning of period	$46,624	$31,263	$11,206
Decreases related to prior year tax positions	—	(567)	—
Increases related to prior year tax positions	152	—	63
Increases related to current year tax positions	8,253	15,928	19,994
Unrecognized tax benefits at end of period	$55,029	$46,624	$31,263
In the fiscal year ended January 31, 2026, the Company recorded an increase in its unrecognized tax benefits related to US federal and California research tax credits. Certain research tax credits have not been utilized on any tax return and currently have no impact on the Company’s tax expense due to the Company’s operating losses and the related valuation allowances.
The Company’s policy is to record interest and penalties related to uncertain tax positions within the provision for income taxes. To date, the combined amounts of accrued interest and penalties included in long-term income taxes payable related to tax positions taken on the Company’s tax returns were not material.
The Company files income tax returns with the U.S. federal government and certain state and foreign jurisdictions. The Company’s tax returns remain open to examination for the periods ended January 31, 2016 to January 31, 2026.
On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act ("OBBBA"). Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses as well as other changes to the U.S. taxation of profits derived from foreign operations. The provisions in the legislation are generally effective beginning in fiscal 2026. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the legislation does not have a material impact on its consolidated financial statements.
Cash paid for income taxes, net of refunds received by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended January 31, 2026 is as follows (in thousands):

Year Ended January 31, 2026
Federal	$—
State	264
Foreign
India	6,724
Israel	1,276
Other foreign jurisdictions	3,741
Cash paid for income taxes, net of refunds received	$12,005
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

Rubrik, Inc.	2026 Form 10-K	114

The Company does not have intra-entity sales or transfers.
The following table presents the segment information (in thousands):

	Year Ended January 31,
	2026	2025	2024
Total revenue	$1,316,191	$886,544	$627,892
Less:
Adjusted subscription cost of revenue (1)	203,723	161,576	96,053
Remaining cost of revenue	18,664	24,593	40,235
Remaining research and development expenses	262,698	226,235	194,639
Remaining sales and marketing expenses	647,256	531,154	475,687
Remaining general and administrative expenses	159,918	131,462	95,431
Stock-based compensation expense (2)	329,374	913,913	5,715
Depreciation and amortization	32,486	27,970	24,962
Amortization of acquired intangibles	7,488	3,673	1,676
Interest expense	17,227	41,253	30,295
Income tax expense	22,355	6,368	26,689
Other items (3)	15,987	(1,480)	1,884
Plus:
Interest income	52,157	25,353	11,216
Segment net loss	(348,828)	(1,154,820)	(354,158)

Consolidated net loss	$(348,828)	$(1,154,820)	$(354,158)
(1) Adjusted subscription cost of revenue is subscription cost of revenue adjusted for stock-based compensation expense, amortization of acquired intangibles, and stock-based compensation included in amortization of capitalized internal-use software as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Subscription cost of revenue	$229,741	$215,036	$97,927
Less:
Stock-based compensation expense	16,374	49,514	45
Amortization of acquired intangibles	7,488	3,673	1,676
Stock-based compensation included in amortization of capitalized internal-use software	2,156	273	153
Adjusted subscription cost of revenue	$203,723	$161,576	$96,053
(2) See Note 10 for stock-based compensation expense by captions.
(3) Other items include foreign currency exchange gains and losses.
The following table presents the Company’s long-lived assets, including property and equipment, net and ROU assets, by geographic region (in thousands):

	January 31,
	2026	2025
United States	$83,035	$62,455
India	28,560	10,453
Rest of world	5,143	6,192
Total long-lived assets	$116,738	$79,100

Rubrik, Inc.	2026 Form 10-K	115

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2026. The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal year ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Rubrik, Inc.	2026 Form 10-K	116

Item 9B. Other Information
Trading Arrangements
During the quarter ended January 31, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) described below:
On December 15, 2025, Yvonne Wassenaar, one of our directors, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). This trading arrangement provides for the sale through March 15, 2027 of up to 10,000 shares of our Class A common stock. This represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Rubrik, Inc.	2026 Form 10-K	117

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

Rubrik, Inc.	2026 Form 10-K	118

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
c.Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Rubrik, Inc.	8-K	001-42028	3.1	4/29/2024
3.2	Amended and Restated Bylaws of Rubrik, Inc.	8-K	001-42028	3.2	4/29/2024
4.1	Form of Class A Common Stock Certificate of the Registrant	S-1/A	333-278434	4.1	4/16/2024
4.2	Description of Securities	10-K	001-42028	4.2	3/20/2025
4.3	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated December 7, 2018.	S-1	333-278434	4.2	4/1/2024
4.4	Indenture, dated as of June 13, 2025, by and between Rubrik, Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-42028	4.1	6/13/2025
4.5	Form of Global Note, representing Rubrik, Inc.’s 0.00% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-42028	4.2	6/13/2025
10.1+	2024 Equity Incentive Plan.	S-1/A	333-278434	10.3	4/16/2024
10.2+	Forms of Stock Option Grant Notice, Stock Option Agreement, and Notice of Exercise, Restricted Stock Award Agreement, and Restricted Stock Unit Award Agreement under the 2024 Stock Option and Grant Plan.	S-1/A	333-278434	10.4	4/16/2024
10.3+	2024 Employee Stock Purchase Plan.	S-1/A	333-278434	10.5	4/16/2024
10.4+	Amended and Restated 2014 Stock Option and Grant Plan.	S-1	333-278434	10.1	4/1/2024
10.5+	Forms of Stock Option Grant Notice, Stock Option Agreement, and Notice of Exercise, Restricted Stock Award Agreement, and Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Stock Option and Grant Plan.	S-1	333-278434	10.2	4/1/2024
10.6+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-42028	10.1	12/8/2025
10.7+	Severance and Change in Control Plan and Amended Participation Agreement.	10-Q	001-42028	10.2	12/8/2025
10.8+	Form of Indemnity Agreement entered into by and between Rubrik, Inc. and each director and executive officer.	S-1	333-278434	10.8	4/1/2024
10.9+	Confirmatory Offer Letter, dated September 5, 2023, by and between the Company and Bipul Sinha.	S-1	333-278434	10.9	4/1/2024
10.10+	Confirmatory Offer Letter, dated September 5, 2023, by and between the Company and Kiran Choudary.	S-1	333-278434	10.10	4/1/2024
10.11+	Confirmatory Offer Letter, dated September 5, 2023, by and between the Company and Arvind Nithrakashyap.	S-1	333-278434	10.11	4/1/2024

Rubrik, Inc.	2026 Form 10-K	119

10.12+	Confirmatory Offer Letter, dated September 5, 2023, by and between the Company and Brian McCarthy.	S-1	333-278434	10.12	4/1/2024
10.13	Sublease, dated September 24, 2018, by and between the Company and Pivotal Software, Inc.	S-1	333-278434	10.13	4/1/2024
10.14	First Amendment to Sublease, dated December 4, 2020, by and between the Registrant and Pivotal Software, Inc.	S-1	333-278434	10.14	4/1/2024
10.15	Amended and Restated Credit Agreement, dated August 17, 2023, by and between the Registrant and Goldman Sachs BDC, Inc.	S-1	333-278434	10.15	4/1/2024
10.16†	Original Equipment Manufacturer (OEM) Purchase Agreement, dated November 19, 2020, by and between the Registrant and Super Micro Computer, Inc.	S-1	333-278434	10.16	4/1/2024
10.17†	Distribution Addendum to the OEM Purchase Agreement, dated May 27, 2022, by and between the Registrant and Super Micro Computer, Inc.	S-1	333-278434	10.17	4/1/2024
10.18	Form of Confirmation for Capped Call Transactions.	8-K	001-42028	10.1	6/13/2025
19.1	Insider Trading Policy	10-K	001-42028	19.1	3/20/2025
21.1	List of subsidiaries					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Incentive Compensation Recoupment Policy	10-K	001-42028	97.1	3/20/2025
101
The following financial information from Rubrik Inc.'s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.
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
Item 16. Form 10–K Summary
None.

Rubrik, Inc.	2026 Form 10-K	120

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 19, 2026

Rubrik, Inc.
By:	/s/ Bipul Sinha
Name:	Bipul Sinha
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bipul Sinha	Chief Executive Officer and Director	March 19, 2026
Bipul Sinha	(Principal Executive Officer)

/s/ Kiran Choudary	Chief Financial Officer	March 19, 2026
Kiran Choudary	(Principal Financial Officer and Principal Accounting Officer)

/s/ Asheem Chandna
Asheem Chandna	Director	March 19, 2026

/s/ R. Scott Herren
R. Scott Herren	Director	March 19, 2026

/s/ Mark D. McLaughlin
Mark D. McLaughlin	Director	March 19, 2026

/s/ Ravi Mhatre
Ravi Mhatre	Director	March 19, 2026

/s/ Arvind Nithrakashyap
Arvind Nithrakashyap	Chief Technology Officer and Director	March 19, 2026

/s/ John W. Thompson
John W. Thompson	Director	March 19, 2026

/s/ Yvonne Wassenaar
Yvonne Wassenaar	Director	March 19, 2026

Rubrik, Inc.	2026 Form 10-K	121