Form 10-Q
period 2026-04-30
Rubrik, Inc.
filed 2026-06-05
CIK 1943896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
or
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
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 31, 2026, Rubrik Inc. had 160,956,763 shares of Class A common stock outstanding, and 44,871,803 shares of Class B common stock outstanding.

Rubrik, Inc.
FORM 10-Q
For the Fiscal Quarter Ended April 30, 2026

Rubrik, Inc.	Q1 2027 Form 10-Q	2

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

Rubrik, Inc.	Q1 2027 Form 10-Q	3

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
•Our use of generative, agentic and other artificial intelligence tools may pose risks to business and operations, including our proprietary software and systems, and may subject us to legal liability.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Rubrik, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	April 30,	January 31,
	2026	2026
Assets
Current assets
Cash and cash equivalents	$429,397	$380,196
Short-term investments	1,319,717	1,295,579
Accounts receivable, net of allowances of $546 and $299	199,344	256,773
Deferred commissions	109,910	110,651
Prepaid expenses and other current assets	165,368	180,365
Total current assets	2,223,736	2,223,564
Property and equipment, net	86,504	83,830
Deferred commissions, noncurrent	155,621	157,592
Goodwill	199,606	199,606
Other assets, noncurrent	102,780	101,944
Total assets	$2,768,247	$2,766,536
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$14,161	$15,329
Accrued expenses and other current liabilities	143,910	229,976
Deferred revenue	1,121,975	1,068,754
Total current liabilities	1,280,046	1,314,059
Deferred revenue, noncurrent	766,401	776,547
Other liabilities, noncurrent	71,334	64,771
Convertible senior notes, net	1,131,791	1,130,721
Total liabilities	3,249,572	3,286,098
Commitments and contingencies (Note 8)
Stockholders’ deficit
Preferred stock, $0.000025 par value – 20,000,000 shares authorized as of April 30, 2026 and January 31, 2026; zero shares issued and outstanding as of April 30, 2026 and January 31, 2026	—	—
Class A common stock, $0.000025 par value – 1,070,000,000 shares authorized as of April 30, 2026 and January 31, 2026; 160,945,763 and 157,370,648 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	4	4
Class B common stock, $0.000025 par value – 210,000,000 shares authorized as of April 30, 2026 and January 31, 2026; 44,871,803 and 44,871,492 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	1	1
Additional paid-in capital	2,755,906	2,662,861
Accumulated other comprehensive (loss) income	(9,222)	3,733
Accumulated deficit	(3,228,014)	(3,186,161)
Total stockholders’ deficit	(481,325)	(519,562)
Total liabilities and stockholders’ deficit	$2,768,247	$2,766,536
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q1 2027 Form 10-Q	5

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Revenue
Subscription	$374,153	$265,661
Other	12,915	12,820
Total revenue	387,068	278,481

Cost of revenue
Subscription	66,723	51,912
Other	8,562	8,571
Total cost of revenue	75,285	60,483

Gross profit	311,783	217,998
Operating expenses
Research and development	114,341	81,815
Sales and marketing	193,098	169,993
General and administrative	56,978	59,281
Total operating expenses	364,417	311,089

Loss from operations	(52,634)	(93,091)
Interest income	15,898	7,696
Interest expense	(1,070)	(9,813)
Other income (expense), net	590	(5,622)
Loss before income taxes	(37,216)	(100,830)
Income tax expense	4,637	1,274
Net loss	$(41,853)	$(102,104)
Net loss per share, basic and diluted	$(0.21)	$(0.53)
Weighted-average shares used in computing net loss per share, basic and diluted	203,668	191,625
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q1 2027 Form 10-Q	6

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Net loss	$(41,853)	$(102,104)
Foreign currency translation adjustment, net of tax	(9,019)	8,751
Unrealized (loss) gain on available-for-sale securities, net of tax	(3,936)	41
Total other comprehensive (loss) income, net of tax	(12,955)	8,792
Comprehensive loss	$(54,808)	$(93,312)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q1 2027 Form 10-Q	7

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)
(unaudited)

	Three Months Ended April 30, 2026
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances as of January 31, 2026	202,242,140	$5	$2,662,861	$3,733	$(3,186,161)	$(519,562)
Issuance of common stock upon exercise of stock options	152,660	—	643	—	—	643
Issuance of common stock upon settlement of restricted stock units	2,881,121	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	541,645	—	16,559	—	—	16,559
Stock-based compensation	—	—	75,843	—	—	75,843
Other comprehensive loss	—	—	—	(12,955)	—	(12,955)
Net loss	—	—	—	—	(41,853)	(41,853)
Balances as of April 30, 2026	205,817,566	$5	$2,755,906	$(9,222)	$(3,228,014)	$(481,325)

	Three Months Ended April 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances as of January 31, 2025	189,766,790	$5	$2,291,829	$(8,235)	$(2,837,333)	$(553,734)
Issuance of common stock upon exercise of stock options	197,534	—	1,875	—	—	1,875
Issuance of common stock upon settlement of restricted stock units	2,923,098	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	494,926	—	13,492	—	—	13,492
Stock-based compensation	—	—	75,149	—	—	75,149
Other comprehensive income	—	—	—	8,792	—	8,792
Net loss	—	—	—	—	(102,104)	(102,104)
Balances as of April 30, 2025	193,382,348	$5	$2,382,345	$557	$(2,939,437)	$(556,530)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q1 2027 Form 10-Q	8

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(41,853)	$(102,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,081	8,075
Stock-based compensation	73,368	73,540
Amortization of deferred commissions	29,307	24,785
Deferred income taxes	489	604
Other	1,850	(375)
Changes in operating assets and liabilities:
Accounts receivable	57,429	12,031
Deferred commissions	(26,595)	(21,449)
Prepaid expenses and other assets	13,783	(7,824)
Accounts payable	(861)	(489)
Accrued expenses and other liabilities	(80,384)	(36,813)
Deferred revenue	43,075	89,674
Net cash provided by operating activities	81,689	39,655
Cash flows from investing activities:
Purchases of property and equipment	(4,277)	(2,850)
Capitalized internal-use software	(3,799)	(3,465)
Purchases of investments	(291,957)	(120,162)
Maturities of investments	263,850	162,617
Payments for business combinations, net of cash acquired	—	(1,975)
Net cash (used in) provided by investing activities	(36,183)	34,165
Cash flows from financing activities:
Proceeds from exercise of stock options	656	1,849
Proceeds from issuance of common stock under employee stock purchase plan	16,559	13,492
Net cash provided by financing activities	17,215	15,341
Effect of exchange rate on cash, cash equivalents, and restricted cash	(9,483)	8,751
Net increase in cash, cash equivalents, and restricted cash	53,238	97,912
Cash, cash equivalents, and restricted cash, beginning of period	392,740	193,594
Cash, cash equivalents, and restricted cash, end of period	$445,978	$291,506
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$9,922	$1,531
Cash paid for interest	—	9,299
Non-cash investing and financing activities:
Property and equipment received, included in payables and accrued but not paid	$2,552	$1,788
Stock-based compensation capitalized in internal-use software	$2,439	$1,567
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q1 2027 Form 10-Q	9

Rubrik, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 – Description of Business
Rubrik, Inc. (“Rubrik” or the “Company”) is a security and artificial intelligence (“AI”) operations company, with a mission to secure and accelerate the world’s AI transformation. Rubrik built the Rubrik Security Cloud (“RSC”) suite with Zero Trust design principles to secure data across enterprise, cloud, SaaS, unstructured data, and identity providers. RSC delivers a cloud native SaaS platform that detects, analyzes, and remediates data security risks and unauthorized user activities. Rubrik launched Rubrik Agent Cloud in February 2026 to provide a comprehensive AI operations suite that can dynamically monitor, control, and remediate agentic actions. The Company was incorporated in December 2013 as ScaleData, Inc., a Delaware corporation, and changed its name to Rubrik, Inc. in October 2014. The Company is headquartered in Palo Alto, California.
Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year ends on January 31. For example, references to fiscal 2027 and 2026 refer to the fiscal year ending January 31, 2027 and 2026, respectively.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, as filed with the SEC on March 19, 2026 (the “Annual Report”).
The unaudited condensed consolidated financial statements and notes include the Company and its wholly-owned subsidiaries and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.
Certain prior period amounts reported in the unaudited condensed consolidated financial statements and notes have been reclassified to conform to the current year presentation. For the three months ended April 30, 2026 and 2025, the Company combined maintenance revenue and other revenue into “Other” on the unaudited condensed consolidated statements of operations. The presentation of cost of revenue has been conformed to reflect the changes related to the presentation of revenues. Such reclassifications related to the presentation of revenue and cost of revenue did not impact total revenue, loss from operations or net loss.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the estimation of standalone selling prices for performance obligations, the estimates for material rights, the application of a portfolio approach for capitalization of deferred commissions, the determination of the period of benefit for deferred commissions, the determination of fair value of the Company’s common stock prior to the completion of the IPO, the valuation of stock-based awards, the valuation and assessment of recoverability of intangible assets and their estimated useful lives, the assessment of goodwill impairment, the incremental borrowing rate used to value operating lease liabilities, the valuation of deferred income tax assets and uncertain tax positions, and contingencies. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. Actual results could differ materially from these estimates.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	10

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
SaaS subscriptions include standalone sales of SaaS subscription offerings as well as sales of RSC. RSC is a fully-hosted subscription in the case of protection of cloud, SaaS, and unstructured data applications. When RSC is securing enterprise applications, it is a hybrid cloud subscription which includes software hosted from the cloud (as a service) and on-premise software licenses. RSC is accounted for as a single performance obligation because the software hosted from the cloud (as a service) and the on-premise software licenses are not separately identifiable and serve together to fulfill the Company’s promise to RSC customers, which is to provide a single, unified data security solution. The Company’s subscription capabilities are primarily sold as editions which bundle multiple products and include the Foundation Edition, Business Edition, and Enterprise Edition. Subscription revenue related to SaaS is recognized ratably over the subscription period.
Subscription term-based licenses provide customers with a right to use the software for a fixed term commencing upon delivery of the license to the customers. Support services are bundled with each subscription term-based license for the term of the subscription. Subscription revenue related to subscription term-based licenses includes upfront revenue recognized at the later of the start date of the subscription term-based license and the date when the subscription term-based license is delivered. The remainder of the revenue is recognized ratably over the subscription period for support services, commencing on the date the service is made available to customers. The Company does not recognize software revenue related to the renewal of subscription term-based licenses earlier than the beginning of the related renewal period. The Company also sells Rubrik-branded commodity servers (“Rubrik-branded Appliances”) support which is recognized ratably over the support period.
Other revenue
Other revenue includes fees earned from sales of professional services, software updates on a when-and-if-available basis, telephone and integrated web-based support, Rubrik-branded Appliance maintenance relating to our perpetual licenses, and Rubrik-branded Appliances. Revenue related to professional services is typically recognized as the services are performed. Revenue for Rubrik-branded Appliances is recognized when shipped to the customer, as the Company's shipping term is free on board shipping point, meaning control of the Rubrik-branded Appliance transfers to the customer upon shipment. When we sell our software license with our Rubrik-branded Appliances, revenue for both the Rubrik-branded Appliances and software licenses are recognized at the same time.

Rubrik, Inc.	Q1 2027 Form 10-Q	11

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
Timing of revenue recognition (in thousands):

	Three Months Ended April 30,
	2026	2025
Subscription revenue
Products and services transferred over time	$355,639	$243,991
Products and services transferred at a point in time	18,514	21,670
Other revenue
Products and services transferred over time	11,160	11,074
Products and services transferred at a point in time	1,755	1,746
Total revenue	$387,068	$278,481
Contract assets
The Company invoices its customers in accordance with contractual billing terms established in each contract. As the Company performs under customer contracts, its right to consideration that is unconditional is classified as accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenue the Company has recognized in excess of the amount it has billed to the customer is classified as a contract asset. Contract assets are included in prepaid expenses and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. There were $14.0 million and $12.6 million of contract assets as of April 30, 2026 and January 31, 2026, respectively. The current and noncurrent contract assets balances as of April 30, 2026 were $4.6 million and $9.4 million, respectively, and as of January 31, 2026 were $3.8 million and $8.8 million, respectively.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	12

months ended April 30, 2026 and 2025, the Company recognized revenue of approximately $336.4 million and $240.3 million, respectively, pertaining to amounts deferred at the beginning of each respective period.
Transaction price allocated to the remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue for contracts that have been invoiced and will be recognized as revenue in future periods.
As of April 30, 2026, total remaining non-cancellable performance obligations under the Company’s contracts with customers was approximately $2.44 billion. The Company expects to recognize approximately 53% of this amount as revenue over the next 12 months, with the remaining balance to be recognized as revenue thereafter.
Concentration of Risk
Credit risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are primarily held in three financial institutions and, at times, may exceed federally insured limits. The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. The Company has not experienced any material credit losses as of April 30, 2026.
Concentration of revenue and accounts receivable
The following customers individually accounted for 10% or more of total revenue or 10% or more of accounts receivable, net:

	Revenue		Accounts Receivable, Net
	Three Months Ended April 30,		April 30,	January 31,
	2026	2025	2026	2026
Partner A	27%	29%	24%	32%
Partner B	29%	32%	26%	21%
Partner C	*	*	11%	*
Partner D	*	*	*	11%
Partner E	*	*	12%	*
* Less than 10%
Vendor risk
The Company uses third-party vendors for delivering its SaaS. While these services are highly available and designed to be resilient to failure of infrastructure, the Company’s services could be significantly impacted if the third-party vendors’ services experience certain types of interruptions.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The Company adopted ASU 2025-05 effective February 1, 2026 on a prospective basis and elected the practical expedient. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	13

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
Note 3 – Revenue by Geography
The geographic regions are the Americas, EMEA (Europe, the Middle East, and Africa) and APAC (Asia Pacific). The following table sets forth revenue by geographic area based on ship to address (in thousands):

	Three Months Ended April 30,
	2026	2025
Americas	$278,913	$202,765
EMEA	$92,188	64,760
APAC	$15,967	10,956
Total revenue	$387,068	$278,481
For the three months ended April 30, 2026 and 2025, United States accounted for $268.2 million and $195.3 million, respectively, or 69% and 70%, respectively, of consolidated total revenue.
Note 4 – Intangible Assets
Acquired intangible assets are as follows (in thousands):

	April 30, 2026
	Gross	Accumulated Amortization	Net
Acquired technology	$28,641	$(15,640)	$13,001
Total	$28,641	$(15,640)	$13,001

	January 31, 2026
	Gross	Accumulated Amortization	Net
Acquired technology	$28,641	$(12,838)	$15,803
Total	$28,641	$(12,838)	$15,803
The Company recognized $2.8 million and $1.0 million amortization expense in acquired intangible assets for the three months ended April 30, 2026 and 2025, respectively.
The following table summarizes the estimated future amortization expense of the acquired intangible assets as of April 30, 2026 (in thousands):

Fiscal year	Amount
Remainder of 2027	$7,014
2028	4,513
2029	1,474
Total	$13,001
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

Rubrik, Inc.	Q1 2027 Form 10-Q	14

•Level 3 – Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. These inputs will be based on the Company’s own assumptions and will require significant management judgment or estimation.
The Company did not have any level 3 investments as of April 30, 2026 and January 31, 2026. The following table summarizes the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value by significant investment category reported as cash and cash equivalents or short-term investments (in thousands):

					Reported as
April 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$67,343	$—	$—	$67,343	$67,343	$—
Level 1:
Money market funds	359,989	—	—	359,989	359,989	—
U.S. Treasuries	549,393	139	(1,457)	548,075	2,065	546,010
Subtotal	909,382	139	(1,457)	908,064	362,054	546,010
Level 2:
Certificate of deposit	8,216	5	(2)	8,219	—	8,219
Commercial paper	32,627	3	(15)	32,615	—	32,615
Corporate bonds	722,364	516	(613)	722,267	—	722,267
U.S. government agencies	10,597	9	—	10,606	—	10,606
Subtotal	773,804	533	(630)	773,707	—	773,707
Total	$1,750,529	$672	$(2,087)	$1,749,114	$429,397	$1,319,717

					Reported as
January 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$66,674	$—	$—	$66,674	$66,674	$—
Level 1:
Money market funds	294,365	—	—	294,365	294,365	—
U.S. Treasuries	539,437	627	(101)	539,963	6,054	533,909
Subtotal	833,802	627	(101)	834,328	300,419	533,909
Level 2:
Certificate of Deposit	19,949	8	—	19,957	9,816	10,141
Commercial paper	39,994	16	—	40,010	3,287	36,723
Corporate bonds	702,250	1,958	(4)	704,204	—	704,204
U.S. government agencies	10,585	17	—	10,602	—	10,602
Subtotal	772,778	1,999	(4)	774,773	13,103	761,670
Total	$1,673,254	$2,626	$(105)	$1,675,775	$380,196	$1,295,579

The following table summarizes the estimated fair value of the Company’s investments by their remaining contractual maturity dates (in thousands):

April 30, 2026
Due within one year	$708,224
Due between one to two years	611,493
Total	$1,319,717
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis, and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for its short-term investments there were no material credit or non-credit related impairments as of April 30, 2026 and January 31, 2026.

Rubrik, Inc.	Q1 2027 Form 10-Q	15

Convertible Notes
As of April 30, 2026, the total estimated fair value of the Convertible Notes (as defined below) was $1.03 billion. The fair value was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 7, Debt.
Note 6 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30,	January 31,
	2026	2026
Prepaid expenses	$139,142	$155,901
Inventory, net	7,043	5,676
Contract assets, current	4,645	3,845
Other current assets	14,538	14,943
Total prepaid expenses and other current assets	$165,368	$180,365
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30,	January 31,
	2026	2026
Equipment	$99,097	$87,483
Capitalized internal-use software	59,503	53,265
Leasehold improvements	21,930	28,335
Furniture and fixtures	7,018	7,030
Total property and equipment, gross	187,548	176,113
Less: accumulated depreciation and amortization	(101,044)	(92,283)
Total property and equipment, net	$86,504	$83,830
Depreciation expense related to the Company’s property and equipment, which did not include amortization expense related to capitalized internal-use software, was $5.1 million and $4.4 million for the three months ended April 30, 2026 and 2025, respectively.
Amortization expense relating to capitalized internal-use software was $4.2 million and $2.7 million for the three months ended April 30, 2026 and 2025, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30,	January 31,
	2026	2026
Accrued expenses	$49,270	$60,257
Accrued bonuses	17,957	56,630
Accrued sales commissions	16,153	36,958
Accrued payroll-related expenses, taxes, and benefits	40,816	58,170
Operating lease liabilities	14,612	12,709
Other	5,102	5,252
Total accrued expenses and other current liabilities	$143,910	$229,976
Note 7 – Debt
Convertible Notes
In June 2025, the Company issued $1.15 billion aggregate principal amount of 0.00% convertible senior notes due 2030 (the “Convertible Notes” or “Notes”). Refer to Note 8, Debt of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, for additional information on the Convertible Notes.

Rubrik, Inc.	Q1 2027 Form 10-Q	16

As of April 30, 2026, the conditions allowing holders of the Convertible Notes to convert have not been met.
The net carrying amount of the Convertible Notes was as follows (in thousands):

April 30, 2026
Principal	$1,150,000
Unamortized debt discount and issuance costs	(18,209)
Net carrying amount	$1,131,791
For the three months ended April 30, 2026, amortization of debt discount and issuance costs was $1.1 million. The debt discount and issuance costs are being amortized into interest expense on the unaudited condensed consolidated statements of operations over the term of the Convertible Notes at an effective interest rate of 0.19%.
Capped Calls
In connection with the pricing of the Convertible Notes and the exercise in full by the initial purchasers of their option to purchase additional Convertible Notes, the Company entered into capped call transactions (the “Capped Calls”) with certain affiliates of certain initial purchasers of the Convertible Notes and other financial institutions. Refer to Note 8, Debt of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, for additional information on the Capped Calls.
Note 8 – Commitments and Contingencies
Purchase Commitments
As of April 30, 2026, there were no significant changes outside the ordinary course of business to the Company's commitments and purchase obligations since January 31, 2026.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	17

Note 9 – Stockholders’ Deficit
Equity Incentive Plan
The Company has reserved shares of its common stock for future issuance as follows (in thousands):

	April 30,	January 31,
	2026	2026
2014 Stock Option and Grant Plan:
Outstanding stock options	8,818	8,970
Outstanding restricted stock units	6,200	9,227
2024 Equity Incentive Plan:
Outstanding restricted stock units	16,898	12,294
Shares available for future issuance under the 2024 Plan	64,061	58,406
2024 Employee Stock Purchase Plan	6,571	5,090
Total shares of common stock reserved	102,548	93,987
Stock Options
Options issued under the Company’s 2014 Plan and 2024 Plan generally are exercisable for periods not to exceed ten years and generally vest over four years with 25% vesting after one year and the remainder vesting monthly thereafter in equal installments.
A summary of the stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2026	8,970,353	$29.20	7.6	$239,954
Granted	—	—	—	—
Exercised	(152,660)	4.21	—	7,200
Cancelled	—	—	—	—
Outstanding as of April 30, 2026	8,817,693	$29.63	7.4	$207,630
Vested and exercisable as of April 30, 2026	3,649,981	$26.28	6.7	$98,168
There were no options granted during the three months ended April 30, 2026 and 2025.
The intrinsic value of the options exercised represents the difference between the estimated fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.
As of April 30, 2026, there was approximately $36.3 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units
The Company grants service-based condition RSUs, service- and performance-based conditions RSUs, and service-, market-, and performance-based conditions RSUs. RSUs issued under the 2014 Plan and 2024 Plan typically have an expiry period of seven years from the grant date.
A summary of the RSU activity and related information is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of January 31, 2026	21,480,571	$48.73
Granted	6,648,891	49.04
Vested	(2,840,496)	35.17
Forfeited	(2,191,311)	43.37
Outstanding as of April 30, 2026	23,097,655	$51.00

Rubrik, Inc.	Q1 2027 Form 10-Q	18

For the three months ended April 30, 2026 and 2025, the total grant date fair value of vested RSUs was $99.9 million and $74.8 million, respectively.
As of April 30, 2026, there was approximately $975.5 million of unrecognized stock-based compensation expense relating to RSUs, which is expected to be recognized over a weighted-average period of 1.6 years.
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
As of April 30, 2026, there was approximately $29.6 million of unrecognized stock-based compensation expense relating to the restricted stock.
2024 Employee Stock Purchase Plan
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

Three Months Ended April 30,
	2026	2025
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	59.4% - 61.2%	59.0% - 64.7%
Risk-free interest rate	3.8% - 3.8%	3.9% - 4.3%
Dividend yield	—	—
As of April 30, 2026, there was approximately $33.4 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 1.3 years.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Cost of revenue
Subscription	$4,631	$3,968
Other	634	857
Research and development	33,026	19,812
Sales and marketing	16,331	24,144
General and administrative	18,746	24,759
Total stock-based compensation expense	$73,368	$73,540
Note 10 – Net Loss Per Share
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

Rubrik, Inc.	Q1 2027 Form 10-Q	19

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2026		2025
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(32,603)	$(9,250)	$(59,676)	$(42,428)
Denominator:
Weighted-average common stock shares used in computing net loss per share, basic and diluted	158,655	45,013	111,998	79,627
Net loss per common stock share, basic and diluted	$(0.21)	$(0.21)	$(0.53)	$(0.53)
The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended April 30,
	2026	2025
Issued and outstanding stock options	8,818	9,373
Unvested RSUs issued and outstanding	23,098	24,105
Convertible notes	9,218	—
Restricted stock issued for business combination	396	—
Total	41,530	33,478
The Company entered into the Capped Calls in connection with the issuance of the Convertible Notes. The effect of the Capped Calls was excluded from the calculation of diluted net loss per share attributable to the Company’s Class A common stockholders as the effect of the Capped Calls would have been anti-dilutive. The Capped Calls are generally expected to reduce the potential dilution to the Company’s Class A common stock upon any conversion of the relevant series of the Convertible Notes. See Note 7, Debt.
Note 11 – Income Taxes
The Company recorded an income tax expense of $4.6 million and $1.3 million for the three months ended April 30, 2026 and 2025, respectively.
For the three months ended April 30, 2026 and 2025, the income tax provision consisted of taxes on the income of the Company's foreign subsidiaries, foreign withholding taxes, and U.S. state taxes, partially offset by excess benefits from stock-based compensation deductions in the UK.
As of April 30, 2026, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Note 12 – Segment Reporting
The Company has one reportable segment which is software and services. The software and services segment provides unified data security solutions to customers primarily under SaaS arrangements. The Company manages the business activities on a consolidated basis. The technology used in the customer arrangements is primarily based on a single software platform that is deployed to and implemented by customers in a similar manner. The types of software and services from which the Company generates revenue are described under the “Revenue Recognition” policy within the “Note 2, Basis of Presentation and Summary of Significant Accounting Policies.”
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

Rubrik, Inc.	Q1 2027 Form 10-Q	20

The Company does not have intra-entity sales or transfers.
The following table presents the segment information (in thousands):

	Three Months Ended April 30,
	2026	2025
Total revenue	$387,068	$278,481
Less:
Adjusted subscription cost of revenue (1)	58,194	46,635
Remaining cost of revenue	4,440	5,124
Remaining research and development expenses	78,875	59,883
Remaining sales and marketing expenses	175,278	144,404
Remaining general and administrative expenses	36,734	33,208
Stock-based compensation expense (2)	73,368	73,540
Depreciation and amortization	10,011	7,818
Amortization of acquired intangibles	2,802	960
Interest expense	1,070	9,813
Income tax expense	4,637	1,274
Other items (3)	(590)	5,622
Plus:
Interest income	15,898	7,696
Segment net loss	(41,853)	(102,104)

Consolidated net loss	$(41,853)	$(102,104)
(1) Adjusted subscription cost of revenue is subscription cost of revenue adjusted for stock-based compensation expense, amortization of acquired intangibles, and stock-based compensation from amortization of capitalized internal-use software as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Subscription cost of revenue	$66,723	$51,912
Less:
Stock-based compensation expense	4,631	3,968
Amortization of acquired intangibles	2,802	960
Stock-based compensation from amortization of capitalized internal-use software	1,096	349
Adjusted subscription cost of revenue	$58,194	$46,635
(2) See Note 9 for stock-based compensation expense by captions.
(3) Other items include foreign currency exchange gains (losses).

Rubrik, Inc.	Q1 2027 Form 10-Q	21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, as filed with the SEC on March 19, 2026 (the “Annual Report”). Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
We launched our first enterprise software product, Converged Data Management, in fiscal 2016, which combined data and metadata together into a single layer of software to offer Zero Trust data protection, and sold it as a perpetual license along with associated maintenance contracts. In fiscal 2019, we extended data protection to cloud native applications and rebranded Converged Data Management to Cloud Data Management (“CDM”). Data protection for cloud native applications are sold as a SaaS subscription offering. In addition, we began launching new SaaS subscription offerings, Anomaly Detection and Sensitive Data Monitoring. In fiscal 2020, we continued our business evolution to a subscription pricing model by offering CDM as a subscription term-based license with associated support. Included in this subscription term-based license was the right to next generation Rubrik-branded commodity servers (“Rubrik-branded Appliances”) at no cost for qualified customers (“Refresh Rights”). As of February 1, 2022, we stopped offering CDM as a perpetual license.
In fiscal 2023, to meet customer demands for data security and a single, unified cloud-based control plane, we launched RSC, a suite built on top of our comprehensive Zero Trust Data Security platform. RSC culminates our early vision of providing one point of control to secure data across enterprise, cloud, SaaS, unstructured data, and identity providers. RSC is primarily adopted by our customers as a cloud-native, fully managed SaaS solution. It is also available as an enterprise-ready, self-managed version (“RSC-Private”), for a few select customers that are subject to stringent data control policies. For U.S. public sector organizations, we also offer a specialized cloud-native fully managed SaaS solution called RSC-Government.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	22

New and existing customers have largely adopted RSC. We have largely migrated our existing customers from our legacy CDM capabilities to RSC. During this migration, certain existing customers consumed our platform and products through a mix of RSC and a transitional CDM license (“RCDM-T”), during which time we recognized a portion of the associated revenue from these customers upfront at the time we transferred control of the license to the customer, and we have largely completed this transition in fiscal 2026. In addition, we expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits through fiscal 2027, although we expect the benefits to significantly decline sequentially.
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
In the first quarter of fiscal 2027, we started offering the Resilience Guardian as a term-based subscription license program, which provides customers with dedicated resilience managers to design and implement a cyber resilience strategy that maps to business outcomes. This includes proactive security and health checks, detection and resolution of emerging issues, upgrade planning and assistance, and adoption excellence and value realization.
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
Macroeconomic and Supply Chain Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Macroeconomic conditions, including inflation, fluctuations in interest rates, foreign currency fluctuations, tariffs or other trade restrictions, geopolitical issues, changes in government policy or spending, and other changes in economic conditions, may adversely affect the buying patterns of our customers and prospective customers. For example, in light of current macroeconomic conditions, such as higher cost-consciousness around information technology budgets, as well as constraints affecting the availability or pricing of compatible commodity servers needed to deploy our solutions, we have observed a lengthening of our sales cycles. Additionally, key components of the commodity servers that are compatible with our solutions have been, and continue to be, affected by global chip shortages and allocation constraints, in part due to elevated industry demand, which in certain cases have resulted in extended lead times and increased server prices. Such delays, constraints and increased costs may affect our customers’ purchasing decisions and

Rubrik, Inc.	Q1 2027 Form 10-Q	23

deployment timelines, in some cases delaying customer purchases and in other cases resulting in customers pulling software purchases forward to lock in hardware prices. In response, we may in the future provide certain commercial accommodations, which could reduce our margins or adversely affect our revenue and operating results if such practices become widespread or prolonged. Due to our subscription-focused business model, any impact of the current macroeconomic environment and supply chain constraints on our business may not be fully reflected in our results of operations until future periods. As we continue to monitor the direct and indirect impacts of the current environment, the broader implications of macroeconomic conditions and supply chain constraints on our business, results of operations and financial condition, particularly in the long term, remain uncertain.
Key Business Metrics
We monitor the following key business metrics to help us evaluate our business.
Subscription ARR
Subscription ARR is calculated as the annualized value of our active subscriptions as of the measurement date, based on our customers’ total contract value, and assuming any contract that expires during the next 12 months is renewed on existing terms. Subscriptions include offerings for our RSC suite and related data security SaaS solutions, term-based licenses for our RSC-Private suite and related products, prior sales of CDM sold as a subscription term-based license with associated support and related SaaS products, and standalone sales of our SaaS subscription offerings like Anomaly Detection, Sensitive Data Monitoring and Resilience Guardian. We believe Subscription ARR illustrates our success in acquiring new subscription customers and maintaining and expanding our relationships with existing subscription customers.
The following table sets forth our Subscription ARR as of the dates presented:

	April 30,
	2026	2025

	(in thousands, except percentages)
Subscription ARR	$1,565,141	$1,181,269
% growth	32%	38%
Subscription ARR does not include any maintenance revenue associated with perpetual licenses, which we generally no longer offer. Of the 32% and 38% growth, approximately 0.4 percentage points and 2 percentage points of growth for the three months ended April 30, 2026 and 2025, respectively, were a result of transitioning our existing maintenance customers to our subscription editions. Contributions to growth from these transitions were largely completed in fiscal 2026.
Cloud Annual Recurring Revenue, or Cloud ARR
Cloud ARR is calculated as the annualized value of our active cloud-based subscriptions as of the measurement date, based on our customers’ total contract value, and assuming any contract that expires during the next 12 months is renewed on existing terms. Our cloud-based subscriptions include RSC and RSC-Government (excluding RSC-Private). Cloud ARR also includes SaaS subscription offerings like Anomaly Detection and Sensitive Data Monitoring, which are sold standalone or with prior sales of term-based license offerings of CDM. We believe that Cloud ARR provides important information on new and existing customers purchasing new RSC subscription offerings and existing subscription term-based license customers renewing with RSC subscription offerings.
The following table sets forth our Cloud ARR as of the dates presented:

	April 30,
	2026	2025

	(in thousands, except percentages)
Cloud ARR	$1,393,920	$971,546
% growth	43%	60%
Average Subscription Dollar-Based Net Retention Rate
Our average subscription dollar-based net retention rate compares our Subscription ARR from the same set of subscription customers across comparable periods. We calculate our average subscription dollar-based net retention rate by first identifying subscription customers (the “Prior Period Subscription Customers”) that were subscription customers at the end of a particular quarter (the “Prior Period”) and calculate the Subscription ARR from the Prior Period Subscription Customers. We then calculate the Subscription ARR from these Prior Period Subscription Customers at the end of the same quarter of the subsequent year (the “Current Period”). This

Rubrik, Inc.	Q1 2027 Form 10-Q	24

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
The following table sets forth our average subscription dollar-based net retention rate as of the dates presented:

	April 30,
	2026	2025
Average subscription dollar-based net retention rate	approximately 120%	over 120%
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
The following table sets forth the number of customers with $100,000 or more in Subscription ARR as of the dates presented:

	April 30,
	2026	2025
Customers with $100,000 or more in Subscription ARR	2,946	2,381
% growth	24%	28%
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
Free Cash Flow
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less cash used for purchases of property and equipment and capitalized internal-use software. We believe that free cash flow is a helpful indicator of liquidity that provides information to management and investors about the amount of cash generated or used by our operations that, after the investments in property and equipment and capitalized internal-use software, can be used for strategic initiatives, including investing in our business and strengthening our financial position. The limitation of free cash flow is that it does not reflect our future contractual commitments and may fluctuate due to the timing of cash payments received from our customers and payments relative to expenses, prepayments of other spend, including hosting prepayments, and charitable donations. Additionally, free cash flow is not a substitute for cash provided by (used in) operating activities, and the utility of free cash flow as a measure of our liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period.
Free cash flow was $73.6 million and $33.3 million for the three months ended April 30, 2026 and 2025, respectively. The improvement in free cash flow was primarily due to higher sales, including timing of renewals, improved operating leverage and optimizing our capital structure. This trend when combined with changes in new business growth, may result in free cash flow volatility across periods.

Rubrik, Inc.	Q1 2027 Form 10-Q	25

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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities for the periods presented:

	Three Months Ended April 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$81,689	$39,655
Less: Purchases of property and equipment	(4,277)	(2,850)
Less: Capitalized internal-use software	(3,799)	(3,465)
Free cash flow	$73,613	$33,340
Net cash (used in) provided by investing activities	$(36,183)	$34,165
Net cash provided by financing activities	$17,215	$15,341
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
Subscription ARR Contribution Margin was 13% and 8% for the 12 months ended April 30, 2026 and 2025, respectively. The increase in Subscription ARR Contribution Margin was primarily driven by the strong year-over-year Subscription ARR growth outpacing the year-over-year growth in non-GAAP subscription costs of sales and non-GAAP operating expenses. We believe that this increase in Subscription ARR Contribution Margin reflects increased operating leverage in our business.

Rubrik, Inc.	Q1 2027 Form 10-Q	26

The following table presents the calculation of Subscription ARR Contribution Margin for the periods presented as well as a reconciliation of (i) non-GAAP subscription cost of revenue to subscription cost of revenue and (ii) non-GAAP operating expenses to operating expenses:

	Twelve Months Ended April 30,
	2026	2025

	(in thousands, except percentages)
Subscription cost of revenue	$244,552	$193,223
Stock-based compensation expense	(17,037)	(18,289)
Stock-based compensation included in amortization of capitalized internal-use software	(2,903)	(607)
Amortization of acquired intangibles	(9,330)	(3,730)
Non-GAAP subscription cost of revenue	$215,282	$170,597

Operating expenses	$1,453,058	$1,249,744
Stock-based compensation expense	(309,832)	(334,156)
Non-GAAP operating expenses	$1,143,226	$915,588

Subscription ARR	$1,565,141	$1,181,269
Non-GAAP subscription cost of revenue	(215,282)	(170,597)
Non-GAAP operating expenses	(1,143,226)	(915,588)
Subscription ARR Contribution	$206,633	$95,084
Subscription ARR Contribution Margin	13.2%	8.0%
Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions and typically invoice our customers at the inception of the contract.
While we have largely completed both the sales of Rubrik-branded Appliances transitioning from us to our contract manufacturers in fiscal 2025 and the transition for new and existing customers to sales of RSC in fiscal 2026, we expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits (which are customer options that are accounted for as material rights) through fiscal 2027, although we expect the benefits to significantly decline sequentially. These business transitions cause fluctuations to our total revenue growth and limit the comparability of our revenue with past performance. We primarily measure our business on the basis of Subscription ARR, as we believe it best reflects our actual growth and our growth prospects.
Certain prior period amounts reported in the unaudited condensed consolidated financial statements and notes have been reclassified to conform to the current year presentation. For the three months ended April 30, 2026 and 2025, the Company combined maintenance revenue and other revenue into “Other” on the unaudited condensed consolidated statements of operations. The presentation of cost of revenue has been conformed to reflect the changes related to the presentation of revenues. Such reclassifications related to the presentation of revenue and cost of revenue did not impact total revenue, loss from operations or net loss.
Subscription Revenue
Our subscription revenue consists of SaaS subscriptions and subscription term-based licenses with related support services.
SaaS includes SaaS subscription offerings like Anomaly Detection and Sensitive Data Monitoring sold standalone or with prior sales of term-based license offerings of CDM prior to the launch of the RSC suite as well as sales of RSC. RSC is offered as a fully-hosted subscription or a hybrid cloud subscription. RSC is a fully-hosted subscription in the case of protection of cloud, SaaS, unstructured data, and identity providers. When RSC is securing enterprise applications, it is a hybrid cloud subscription which includes software hosted from the cloud (as a service) and an on-premise license for securing enterprise applications. The hybrid cloud subscription is accounted for as a single performance obligation because the software hosted from the cloud (as a service) and the on-premise software licenses are not separately identifiable and serve together to fulfill our promise to the customer, which is to provide a single, unified data security solution. Our RSC subscription capabilities are primarily sold as editions which bundle multiple products and include the Foundation Edition, Business Edition, and Enterprise Edition. Subscription revenue related to SaaS is recognized ratably over the subscription period.
Subscription term-based licenses provide our customer with a right to use the software for a fixed term commencing upon delivery of the license to our customer. Support services are bundled with each subscription term-based license for the term of the subscription.

Rubrik, Inc.	Q1 2027 Form 10-Q	27

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

Rubrik, Inc.	Q1 2027 Form 10-Q	28

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
Income Tax Expense
Income tax expense consists primarily of income taxes in certain foreign jurisdictions in which we conduct business, as well as state income taxes in the United States. We have recorded U.S. federal and state net deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.

Rubrik, Inc.	Q1 2027 Form 10-Q	29

Results of Operations
The following tables summarize our unaudited condensed consolidated statements of operations data for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended April 30,
	2026	2025

	(in thousands)
Revenue
Subscription	$374,153	$265,661
Other	12,915	12,820
Total revenue	387,068	278,481
Cost of revenue
Subscription(1)	66,723	51,912
Other(1)	8,562	8,571
Total cost of revenue	75,285	60,483
Gross profit	311,783	217,998
Operating expenses
Research and development(1)	114,341	81,815
Sales and marketing(1)	193,098	169,993
General and administrative(1)	56,978	59,281
Total operating expenses	364,417	311,089
Loss from operations	(52,634)	(93,091)
Interest income	15,898	7,696
Interest expense	(1,070)	(9,813)
Other income (expense), net	590	(5,622)
Loss before income taxes	(37,216)	(100,830)
Income tax expense	4,637	1,274
Net loss	$(41,853)	$(102,104)
Net loss per share, basic and diluted	$(0.21)	$(0.53)
Weighted-average shares used in computing net loss per share, basic and diluted	203,668	191,625
(1) Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2026	2025

	(in thousands)
Cost of revenue
Subscription	$4,631	$3,968
Other	634	857
Research and development	33,026	19,812
Sales and marketing	16,331	24,144
General and administrative	18,746	24,759
Total stock-based compensation expense	$73,368	$73,540

Rubrik, Inc.	Q1 2027 Form 10-Q	30

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended April 30,
	2026	2025
Revenue
Subscription	97%	95%
Other	3	5
Total revenue	100	100
Cost of revenue
Subscription	17	19
Other	2	3
Total cost of revenue	19	22
Gross profit	81	78
Operating expenses
Research and development	30	29
Sales and marketing	50	61
General and administrative	15	21
Total operating expenses	95	111
Loss from operations	(14)	(33)
Interest income	4	3
Interest expense	—	(4)
Other income (expense), net	—	(2)
Loss before income taxes	(10)	(36)
Income tax expense	1	1
Net loss	(11)%	(37)%
Comparison of the Three Months Ended April 30, 2026 and 2025
Revenue

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Subscription	$374,153	$265,661	$108,492	41%
Other	12,915	12,820	95	1%
Total revenue	$387,068	$278,481	$108,587	39%
Growth in subscription revenue for the three months ended April 30, 2026 was driven by growth in Subscription ARR and some benefits as customers exercised or forfeited their Subscription Credits. For the three months ended April 30, 2026, non-recurring revenue related to material rights associated with Subscription Credits accounted for approximately $8.5 million of subscription revenue. We expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits through fiscal 2027, although we expect the benefits to significantly decline sequentially.
Our Subscription ARR grew from $1.18 billion as of April 30, 2025 to $1.57 billion as of April 30, 2026, representing a 32% increase. Of the increase in Subscription ARR, approximately 0.4 percentage points are a result of transitioning our existing maintenance customers to our subscription editions. A further indication of our ability to expand revenue from existing customers is through our average subscription dollar-based net retention rate which was approximately 120% as of April 30, 2026. We had 2,946 customers with $100,000 or more in Subscription ARR as of April 30, 2026, increasing from 2,381 as of April 30, 2025.
Other revenue, which consists primarily of sales of perpetual licenses of our legacy CDM product, Rubrik-branded Appliances and professional services, was relatively flat for the three months ended April 30, 2026. Other revenue represented 3% and 5% of total revenue for the three months ended April 30, 2026 and 2025, respectively. The transition of existing maintenance customers adopting RSC subscription offerings was largely completed in fiscal 2026. We expect our other revenue as a percentage of total revenue to continue to decrease.

Rubrik, Inc.	Q1 2027 Form 10-Q	31

Cost of Revenue

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscription	$66,723	$51,912	$14,811	29%
Other	8,562	8,571	(9)	—%
Total cost of revenue	$75,285	$60,483	$14,802	24%
Cost of subscription revenue increased for the three months ended April 30, 2026 primarily driven by an increase of $8.5 million in hosting costs due to the launch and adoption of more SaaS offerings by our customers, an increase of $2.7 million from growth in our customer support organization, an increase of $1.8 million of amortization of acquired technology and an increase of $1.5 million of amortization of capitalized internal-use software.
Gross Profit and Gross Margin

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Gross profit
Subscription	$307,430	$213,749	$93,681	44%
Other	4,353	4,249	104	2%
Total gross profit	$311,783	$217,998	$93,785	43%

	Three Months Ended April 30,
	2026	2025
Gross margin
Subscription	82%	80%
Other	34%	33%
Total gross margin	81%	78%
Subscription gross margin increased for the three months ended April 30, 2026, primarily driven by economies of scale as our subscription revenue base expanded faster than our associated cost of revenue.
Operating Expenses
Research and Development

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Research and development	$114,341	$81,815	$32,526	40%
Research and development expenses increased for the three months ended April 30, 2026 primarily due to an increase of $19.9 million in employee related costs driven by an increase in headcount, of which $13.2 million is an increase in stock-based compensation expense. In addition, hosting and software expenses increased by $9.8 million.
Sales and Marketing

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$193,098	$169,993	$23,105	14%
Sales and marketing expenses increased for the three months ended April 30, 2026 primarily due to an increase of $11.5 million in marketing expense as a result of advertising costs, marketing events and related costs to promote and expand our market presence, and an increase of $7.0 million in employee related costs driven by an increase in headcount.

Rubrik, Inc.	Q1 2027 Form 10-Q	32

General and Administrative

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
General and administrative	$56,978	$59,281	$(2,303)	(4)%
General and administrative expenses decreased for the three months ended April 30, 2026 primarily driven by a decrease of $6.0 million in stock-based compensation expense mainly related to performance-based equity awards. The decrease is offset by an increase of $1.5 million in employee related costs driven by an increase in headcount and an increase of $1.3 million in third-party consulting and professional services expenses.
Other Non-Operating Income (Expense)

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income	$15,898	$7,696	$8,202	107%
Interest expense	(1,070)	(9,813)	8,743	(89)%
Other income (expense), net	590	(5,622)	6,212	(110)%
Interest income increased for the three months ended April 30, 2026 due to higher cash, cash equivalents, and investment balances.
Interest expense decreased for the three months ended April 30, 2026 as our 2023 Amended Credit Facility with Goldman Sachs BDC, Inc. and the other lenders party thereto was fully repaid in June 2025.
Other income (expense), net includes foreign exchange gains and losses and fluctuations are driven by the strengthening or weakening of the US dollar against foreign currencies on our foreign-denominated intercompany payables.
Income Tax Expense

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Income tax expense	$4,637	$1,274	$3,363	264%
Our income tax expense increased for the three months ended April 30, 2026 due to increased profits in our foreign subsidiaries.
Our effective tax rate may fluctuate significantly and could be adversely affected to the extent that earnings are lower than anticipated in countries that have lower statutory tax rates and higher than anticipated in countries that have higher statutory tax rates. In addition, tax authorities may challenge our transfer pricing policies, resulting in a higher effective tax rate.
Liquidity and Capital Resources
As of April 30, 2026, we had cash, cash equivalents, and short-term investments of $1.75 billion. Our cash equivalents and investments primarily consist of money market funds, certificate of deposit, U.S. treasuries, commercial paper, corporate bonds, and U.S. government agencies securities. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $3.23 billion as of April 30, 2026. We expect to continue to incur operating losses, and our operating cash flows may fluctuate between positive and negative amounts for the foreseeable future. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
Our primary sources of cash are payments received from our customers as well as net proceeds from the issuance of our Convertible Notes. Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses, sales and marketing expenses, overhead costs, and strategic acquisitions we may make from time to time.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	33

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
Convertible Senior Notes
In June 2025, we completed a private offering to qualified institutional buyers of $1.15 billion aggregate principal amount of 0.00% convertible senior notes due 2030. The Convertible Notes are general unsecured obligations of the Company and will mature on June 15, 2030, unless earlier converted, redeemed or repurchased. Net proceeds from the issuance of the Convertible Notes were approximately $1.13 billion. The outstanding principal of the Convertible Notes was $1.15 billion as of April 30, 2026.
In connection with the Convertible Notes, we entered into privately negotiated capped call transactions with certain affiliates of certain initial purchasers of the Convertible Notes and other financial institutions (the “Capped Calls”) for a cost of $88.6 million. The Capped Calls are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price initially equal to $175.10 per share. We used a portion of the net proceeds from the Convertible Notes to pay the $88.6 million cost of the Capped Calls and repaid the outstanding balance of $327.9 million under our prior credit facility. We expect to use the remaining net proceeds from the Convertible Notes for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, working capital, operating expenses and capital expenditures.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$81,689	$39,655
Net cash (used in) provided by investing activities	$(36,183)	$34,165
Net cash provided by financing activities	$17,215	$15,341
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
For the three months ended April 30, 2026, net cash provided by operating activities of $81.7 million resulted primarily from a net loss of $41.9 million, partially offset by $73.4 million of stock-based compensation, $29.3 million of amortization of deferred commissions, $12.1 million for depreciation and amortization, and $6.4 million of net cash inflow from changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $57.4 million decrease in accounts receivable, a $43.1 million increase in deferred revenue from increased billings, and a $13.8 million decrease in prepaid expenses and

Rubrik, Inc.	Q1 2027 Form 10-Q	34

other assets. The cash inflow was partially offset by a $80.4 million decrease in accrued expenses and other liabilities, and a $26.6 million increase in deferred commissions.
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
Investing Activities
For the three months ended April 30, 2026, net cash used in investing activities of $36.2 million resulted from $292.0 million in purchases of investments, $3.8 million in capitalized internal-use software, and $4.3 million in purchases of property and equipment, partially offset by $263.9 million in proceeds from maturities of investments.
For the three months ended April 30, 2025, net cash provided by investing activities of $34.2 million resulted from $162.6 million in proceeds from maturities and sales of investments, partially offset by $120.2 million in purchases of investments, $3.5 million in capitalized internal-use software, and $2.8 million in purchases of property and equipment.
Financing Activities
For the three months ended April 30, 2026, net cash provided by financing activities of $17.2 million resulted primarily from $16.6 million in proceeds from issuance of common stock under employee stock purchase plan and $0.6 million from the exercise of stock options.
For the three months ended April 30, 2025, net cash provided by financing activities of $15.3 million resulted from $13.5 million in proceeds from issuance of common stock under employee stock purchase plan and $1.8 million from the exercise of stock options.
Material Cash Requirements
Our material cash requirements primarily consist of operating lease commitments for our offices and data centers, non-cancelable purchase commitments related to third-party cloud hosting services, and long-term debt. Except as already disclosed in Note 7, Debt and Note 8, Commitments and Contingencies in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there has been no other material change in our material cash requirements other than in the ordinary course of business since our fiscal year ended January 31, 2026. See our Annual Report for additional information regarding our contractual obligations.
Critical Accounting Policies and Estimates
Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. There have been no material changes to our Critical Accounting Policies and Estimates.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Rubrik, Inc.	Q1 2027 Form 10-Q	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of April 30, 2026, we had cash, cash equivalents, and short-term investments of $1.75 billion and restricted cash of $16.6 million. Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. A hypothetical 1% increase or decrease in interest rates would not have a material effect on the fair market value of our portfolio.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	36

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

Rubrik, Inc.	Q1 2027 Form 10-Q	37

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
Our revenue was $387.1 million and $278.5 million for the three months ended April 30, 2026 and 2025, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will fluctuate in the future as a result of a variety of factors. While we have largely completed both the sales of Rubrik-branded Appliances transitioning from us to our contract manufacturers in fiscal 2025 and the transition for new and existing customers to sales of RSC in fiscal 2026, we expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits (which are customer options that are accounted for as material rights) through fiscal 2027, although we expect the benefits to significantly reduce sequentially. These business transitions cause fluctuations to our total revenue growth and limit the comparability of our revenue with past performance.
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
•differentiate our products from those offered by others;
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
•navigate macroeconomic headwinds, including those related to inflation, tariffs, and geopolitical conditions, as well as supply chain constraints affecting the availability and pricing of compatible commodity servers needed to deploy our solutions;
•protect against security incidents;
•successfully protect our intellectual property in the United States and other jurisdictions; and
•expand to new international markets and grow within existing markets.

Rubrik, Inc.	Q1 2027 Form 10-Q	38

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
Although we were founded in December 2013, we only began offering our products and services in the fiscal year ended January 31, 2016, and we began offering RSC as a cloud native SaaS solution in fiscal 2023 and introduced the RAC suite in fiscal 2026. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number

Rubrik, Inc.	Q1 2027 Form 10-Q	39

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
To expand our customer base, we need to convince organizations to allocate a portion of their discretionary budgets to purchase our platform and products. Our sales efforts often involve educating organizations about the uses and benefits of our data security and AI solutions. We may have difficulty convincing organizations of the value of adopting our solutions. Even if we are successful in convincing organizations that a platform like ours is critical to secure their data, they may not decide to purchase our solutions for a variety of reasons, some of which are out of our control. For example, any deterioration in general economic conditions has in the past caused, and may in the future cause, our current and prospective customers to delay or cut their overall security and IT operations spending. Macroeconomic concerns, customer financial difficulties, and constrained spending on security and IT operations may result in decreased revenue and adversely affect our financial condition and results of operations. In particular, uncertainty related to geopolitical conditions, supply chain issues, and trade tensions may impact customer adoption and use of our offerings and revenue from sales of our products and services. Additionally, if the incidence of cyberattacks were to decline, or enterprises or governments perceive that the general level of cyberattacks has declined, our ability to attract new customers could be adversely affected. We may face additional difficulties in attracting organizations that use legacy data management products to purchase our data security products if they believe that these legacy products are more cost-effective or provide a level of IT security that is sufficient to meet their needs. Furthermore, the use of our data security products to manage data security, movement, and restoration across data centers is relatively new, and if we are unable to convince organizations of the benefits of our products, then our business, financial condition, and results of operations could be adversely impacted.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We generated net losses of $(41.9) million and $(102.1) million for the three months ended April 30, 2026 and 2025, respectively. As of April 30, 2026 and January 31, 2026, we had an accumulated deficit of $(3.23) billion and $(3.19) billion, respectively. While we have experienced rapid revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. In particular, as we expand the availability of our platform, increase our ability to secure data across multiple different sources, and add more capabilities, our ability to achieve and maintain profitability will be highly dependent on our ability to successfully market our platform and data security products to new and existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offerings, including by introducing new features and functionality and securing additional applications, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our data security products by existing customers, support international expansion, and implement additional systems and processes to

Rubrik, Inc.	Q1 2027 Form 10-Q	40

effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our customer base and pipeline, international expansion, and being a public company. In addition, our data security and AI solutions operate on a public cloud infrastructure provided by third-party vendors, including Google Cloud (“GCP”), Microsoft Azure (“Azure”), and Amazon Web Services (“AWS”), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers. To the extent we are able to drive adoption of our platform and data security products, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, unforeseen expenses, difficulties, complications, or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	41

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

Rubrik, Inc.	Q1 2027 Form 10-Q	42

Organizations, particularly organizations like ours that provide data security solutions, experience and are subject to a wide variety of attacks on their networks, systems, and endpoints, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently. For example, we have experienced cyber incidents in the past that involved unauthorized access to certain of our systems, but did not result in access to data that we secure on behalf of customers or access to our internal code or disruption to our business or financial systems or to other operations. However, there can be no guarantee that any attack in the future will have a similarly minimal impact, should one occur.
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent, continuing to rise, increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft, misuse, or accidental disclosure), sophisticated nation states, and nation-state-supported actors. Some actors now engage in and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our solutions. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), computer generated or altered fraudulent content (i.e., “deep fakes,” which may be increasingly difficult to identify), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, other inadvertent compromises of our systems and data (including those arising from process, coding, or human error), ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or commodity appliance failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	43

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
A limited number of Manufacturers produce commodity servers that are compatible with our solutions. We do not own or operate any manufacturing facilities and rely on these Manufacturers for such products. These Manufacturers manage the supply chain for these products and, alone or together with us or our distributors and resellers (“Channel Partners”), negotiate component costs. Our reliance on Manufacturers and Channel Partners reduces our control over the assembly process, quality assurance, production costs, and

Rubrik, Inc.	Q1 2027 Form 10-Q	44

product supply. If the relationships with Manufacturers are not properly managed or if Manufacturers experience delays, interruptions, or supply-chain disruptions, including due to international conflicts and geopolitical tensions (such as the imposition of new trade restrictions and tariffs due to escalating tensions, hostilities, or trade disputes), health epidemics or pandemics, new trade laws and regulations, capacity constraints, or quality control problems in their operations, the ability for customers to procure compatible commodity servers could be impaired. For example, key components of the commodity servers that are compatible with our solutions have been, and continue to be, adversely affected by global chip shortages and allocation constraints, in part due to elevated industry demand, which in certain cases have resulted in extended lead times and increased server prices. In response to such extended delays or increased costs, we may in the future provide certain commercial accommodations, which could reduce our margins or adversely affect our business if such practices become widespread or prolonged. If such conditions persist or worsen, potential new customers could defer, delay, scale back, or in some cases forego purchases or deployments of our solutions until compatible commodity servers are available or total solution costs decline. Any such disruptions, shortages, or resulting delays may also require us or our Channel Partners to adjust forecasts, reschedule orders, or qualify alternative Manufacturers. If we or our Channel Partners are required to change or qualify a new Manufacturer for any reason, including financial considerations, reduction of manufacturing output made available to us, or the termination of our or our Channel Partners’ contract with the Manufacturers, we may lose revenue and incur increased costs to the extent that we are even able to identify and qualify a new Manufacturer. In addition, our contract manufacturers may terminate the agreement with us or our Channel Partners with prior notice for reasons such as failure to perform a material contractual obligation.
A large majority of the customer enterprise data we secure relies upon Rubrik-branded Appliances, which are currently built on servers supplied and designed by Super Micro Computer, Inc. (“Supermicro”). If we are unable to manage our relationship with Supermicro effectively, or if Supermicro continues to suffer delays or disruptions for any reason, including due to the global chip shortage that the broader industry is currently experiencing, any other component allocation constraints, increased manufacturing lead-times, capacity constraints, quality control problems in its manufacturing operations, or international trade disputes, tariffs or other protectionist measures, or fails to meet our requirements for timely delivery, or if Supermicro no longer produces the servers for our Rubrik-branded Appliances, our indirect costs may increase and our end-customer’s ability to procure Rubrik-branded Appliances in a timely manner would be impaired to the extent that any alternative commodity servers are available at all. Our agreement with Supermicro does not provide long-term price assurances for certain components used in Rubrik-branded Appliances, and increases in component or server costs could increase the total price customers pay to implement our solutions. While we have largely completed the sales of Rubrik-branded Appliances transitioning from us to our contract manufacturers in fiscal 2025, any such cost increases, including those resulting from chip shortages or allocation constraints, could adversely affect customer demand for our offerings or the timing of purchases and deployments. While customers would have the ability to purchase compatible third-party commodity servers from other OEMs, and we have the ability to qualify new commodity servers for Rubrik-branded Appliances, this may create increased costs or delays for our customers and impact their customer experience, which could negatively impact our sales and our business. See the section titled “Business—Manufacturing” in our Annual Report for additional information regarding our contractual relationship with Supermicro.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	45

Our use of generative, agentic and other AI tools may pose risks to business and operations, including our proprietary software and systems, and may subject us to legal liability.
We use and increasingly rely upon AI tools in our business, including generative AI and agentic AI, including to generate code and other materials incorporated into our products, proprietary software, and systems, and for other internal and external uses, and we are making investments to expand our generative and agentic AI capabilities, including recent and future product offerings such as Rubrik Agent Cloud, which is designed to accelerate enterprise AI agent deployments. Advanced generative AI tools, which may produce content indistinguishable from that generated by humans, are a relatively novel development, with benefits, risks, and liabilities still unknown. Recent decisions of governmental entities and courts (such as the U.S. Copyright Office, U.S. Patent and Trademark Office, and U.S. Court of Appeals for the Federal Circuit) interpret U.S. copyright and patent law as limited to protecting works and inventions created by human authors and inventors, respectively. We are therefore unlikely to be able to obtain U.S. copyright or patent protection for works or inventions wholly created by a generative AI tool, and our ability to obtain U.S. copyright and patent protection for source code, text, images, inventions, or other materials, which are developed with some use of generative AI tools, may be limited, if available at all. Likewise, the availability of such IP protections in other countries is unclear. In addition, we may have little or no insight into and no control over the content and materials used by vendors and model providers to train these generative AI tools, or that otherwise use or incorporate these generative AI tools into their own offerings. There is ongoing litigation over whether the use of copyrighted materials to train the AI models used in these tools is lawful, and the impact of decisions in such litigation on our use of generative AI tools is unknown. Furthermore, our vendors who use generative and agentic AI tools in their own offerings may not meet existing or rapidly evolving regulatory or industry standards, including with respect to the rights of others, privacy and data security. Additionally, our use of open-source and other third-party generative and agentic AI tools, including to develop source code, text, images, inventions, or other materials, may expose us to greater risks than utilizing contracted human developers, as such AI tools typically do not come with warranties or indemnities with respect to the output generated by such AI tools, and generative and agentic AI tools may also hallucinate, providing erroneous output or making erroneous decisions. Furthermore, some AI tools may be offered under terms that do not protect the confidentiality of the prompts or inputs that users submit to such tools and may use prompts or inputs to train shared AI models, potentially resulting in third-party users receiving outputs containing information from prompts or inputs (including confidential, competitive, proprietary, or personal data) that we submitted to the tool. The disclosure and use of personal data in AI technologies is also subject to various privacy laws and other privacy obligations. Prior to implementing an AI tool (including generative AI tools), our AI governance committee (including leaders from our Engineering, Product, Legal, and Information Security teams) performs an analysis and review of each AI tool for which pre-approval is required according to our policies, including evaluation of potential legal, security, and business risks and steps that can be taken to mitigate any such risks. The selection criteria and analysis include consideration of how use of the AI tool could raise issues relating to confidential information, personal data and privacy, customer data and contractual obligations, open source software, copyright and other intellectual property rights, transparency, output accuracy and reliability, and security.
Additionally, while we employ practices designed to evaluate, track, and mitigate risk around our use of third-party AI tools, our practices may not be error free, and our use of such tools may inadvertently violate a third party’s rights, be non-compliant with the applicable terms of use or our other legal obligations, or result in a security or privacy risk or data leakage. Our use of AI technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. For example, we may face new or enhanced governmental scrutiny, or claims from third parties claiming infringement of their intellectual property rights or mandatory compliance with open-source software or other license terms with respect to software or other materials or content we believed to be available for use and not subject to license terms or other third-party proprietary rights. Any of these claims could result in legal investigations or proceedings. Furthermore, if we are found to be in violation of third party rights based on our use of AI tools, we could be required to purchase costly licenses, comply with the requirements of third-party licenses, or limit or cease using the implicated software or other materials or content, unless and until we can re-engineer such software, materials, or content to avoid infringement or change the use of, or remove, the implicated third-party materials, which could reduce or eliminate the value of our technologies and services. Our use of generative and agentic AI tools to generate code may also present additional risks in a variety of contexts, such as the risk generated source code may contain security vulnerabilities, bugs, or other unexpected behavior. The use of agentic AI tools also poses a security risk to our information technology environment, as effective integration of agentic AI tools into our product development and other internal workflows may involve provisioning agentic AI tools with access to and the ability to modify certain of our systems and data, meaning that a compromise, misuse, unauthorized access to, or other unintended use of such an agentic AI tool could have adverse impacts on large portions of our systems and data. Furthermore, the rapid evolution of AI technologies may at times outpace the development of effective security controls that account for the risks such technologies introduce. Though we take efforts designed to mitigate risks introduced by AI technologies, our efforts may not always be successful, particularly for novel or emerging risks. Moreover, certain of the AI tools we currently, or may in the future, use are developed and maintained by third parties, and such technologies may not be designed, tested, or validated for deployment in enterprise environments as complex as ours. Though we perform due diligence into third-party providers of AI tools and, where appropriate, impose contractual requirements regarding their information security practices, we may not be able to control the way third-party products or services are developed, trained or

Rubrik, Inc.	Q1 2027 Form 10-Q	46

maintained. Due to the rapid evolution of AI tools (including generative AI and agentic AI), such tools may perform unexpectedly in our enterprise environment, and could result in downtime or otherwise introduce cybersecurity vulnerabilities. Additionally, vendors of AI tools may fail to comply with their contractual obligations to us regarding the confidentiality or security of any data or other inputs provided to such vendor or outputs generated by their AI tools. Our sensitive information or that of our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of third-party AI technologies.
We also market some of our own products or features as generative AI tools and AI infrastructure services (“AI Products”). Some of our customers, especially those in highly regulated industries, may be reluctant or unwilling to adopt AI Products. Accordingly, adoption of AI features in our products and marketing our products as AI Products could reduce or delay customer adoption. Because AI models and AI agents can hallucinate and provide erroneous output or make erroneous decisions, offering AI Products could result in customer dissatisfaction or potentially claims against us arising out of erroneous output or decisions. Some of our AI Products may require us to train or fine-tune AI models using datasets collected by us or from third-party providers. While we have processes and practices designed to ensure that we and any third-party providers of training data have the necessary rights to use such datasets for training our AI Products, we may not in every instance be able to confirm that all of the information contained in such datasets has been obtained with the necessary permissions for us to use for purposes of our AI Products. For example, we may use publicly available data to train our AI Products that contain information that was unlawfully acquired from third parties without our knowledge. While we have employed processes designed to help us avoid using any personal data to train or fine-tune our AI Products, it may be difficult for us to avoid or identify all instances where a user might nonetheless submit personal data to our AI Products. Furthermore, if we were to receive claims from third parties asserting rights against our use of certain datasets used to train our AI Products, it may be difficult or impossible for us to disentangle our trained models from the subject matter of the claims.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	47

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
Customers of RSC and our other cloud services need to be able to access our solutions at any time, without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime. We leverage third-party cloud providers for substantially all of the infrastructure that supports our solutions. Our cloud services depend on the cloud infrastructure hosted by these third-party providers to support our configuration, architecture, features, and interconnection specifications, as well as secure the information stored in these virtual data centers, which is transmitted through third-party internet service providers. Any limitation on the capacity of our third-party hosting providers, including due to technical failures, shifts in product capabilities or licensing models, natural disasters, fraud, global conflicts or security attacks, could impede our ability to fulfill our current contractual commitments, onboard new customers, or expand the usage of our existing customers, which could adversely affect our business, financial condition, and results of operations.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	48

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
Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The markets in which we operate are at an early stage and are rapidly evolving. These markets include data management, data security, identity, and AI. As a result, the size and future growth of this market are difficult to accurately estimate and subject to change. In addition, third-party estimates of the addressable market for the markets in which we operate reflect the opportunity available from all participants and

Rubrik, Inc.	Q1 2027 Form 10-Q	49

potential participants, and we cannot predict with precision our ability to address this demand or the extent of market adoption of our solutions. Moreover, the market segments we are targeting may grow at different rates. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable businesses covered by our market opportunity estimates will purchase our solutions or generate any particular level of revenue for us. Any expansion in our market opportunity depends on a number of factors, including the cost, performance, and perceived value associated with our solutions and the products of our competitors. Even if the areas in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	50

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
•investments in new offerings, including protection of new enterprise, cloud, SaaS, unstructured data, identity providers, new features, and functionality;
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
•our customers’ ability to procure Rubrik-branded Appliances or compatible commodity servers from Manufacturers, particularly in light of supply chain constraints that have resulted in extended lead times and increased server prices, and any commercial accommodations we may provide in response;
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
•timing of hiring personnel for our research and development and sales and marketing organizations;
•the amount and timing of non-cash expenses, including stock-based compensation expense and other non-cash charges;

Rubrik, Inc.	Q1 2027 Form 10-Q	51

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
We depend and rely on SaaS technologies and cloud infrastructure services from third parties to operate our business, and interruptions or performance problems with these technologies may adversely affect our business and results of operations.
We rely on hosted SaaS applications and cloud infrastructure services from third parties in order to operate critical functions of our business, including AI-built applications, enterprise resource planning, order management, billing, project management, human resources, technical support, accounting, and other operational activities. If these services become unavailable due to extended outages, interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted, and our processes for managing sales of our solutions and supporting our customers could be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could adversely affect our business and results of operations.

Rubrik, Inc.	Q1 2027 Form 10-Q	52

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

Rubrik, Inc.	Q1 2027 Form 10-Q	53

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

Rubrik, Inc.	Q1 2027 Form 10-Q	54

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

Rubrik, Inc.	Q1 2027 Form 10-Q	55

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

Rubrik, Inc.	Q1 2027 Form 10-Q	56

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
We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), U.S. domestic bribery laws, the UK Bribery Act, and other anti-corruption and anti-bribery laws in the countries in which we conduct business. Anti-corruption and anti-bribery laws are interpreted broadly to prohibit companies, their officers and employees, and their third-party intermediaries from authorizing, offering, or providing, or in some cases receiving, directly or indirectly, improper payments or benefits to or from persons in the public or private sector. As a public company, we are also required by the FCPA to keep accurate books and records and maintain internal accounting controls sufficient to assure management’s control, authority, and responsibility over our assets. As we engage in and increase our international business and sales to the public sector, we may engage with business partners and third-party intermediaries, including Channel Partners, to market and sell our solutions and to obtain necessary permits, licenses, and other regulatory approvals from government authorities. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials, employees, or other representatives of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such unlawful activities.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	57

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
Our subscription annual recurring revenue (“Subscription ARR”), cloud annual recurring revenue (“Cloud ARR”), and certain other operational data are operating metrics that are subject to assumptions and limitations, including that the factors that impact Subscription ARR will vary from those that impact subscription revenue. As such, these metrics may not provide an accurate indication of our actual performance or our future results.
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
We sell to U.S. federal, state, and local, as well as foreign governmental agency customers. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have obtained any required government certifications. Further, achieving and maintaining government certifications, such as U.S. Federal Risk and Authorization Management Program (“FedRAMP”) certification for our data security solutions, may require significant upfront and ongoing cost, time, and resources. If we do not maintain our existing FedRAMP certification or obtain additional certifications for our data security solutions, we may not be able to sell certain solutions to the U.S. federal government and public sector customers as well as eligible private sector customers that require such certification for their intended use cases, which could harm our growth, business, and results of operations. This may also harm our competitive position against larger enterprises whose competitive data security solutions are certified. Further, there can be no assurance that we will secure commitments or contracts with government entities even following such certifications, which could harm our margins, business, financial condition, and results of operations. Government demand and payment for our data security solutions are affected by public sector budgetary cycles, procurement policies and funding authorizations, with funding reductions or delays, including in connection with an extended government shutdown, adversely affecting public sector demand for our data security solutions.

Rubrik, Inc.	Q1 2027 Form 10-Q	58

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
In January 2025, the current administration began issuing executive orders identifying new government policy and directing U.S. federal agencies to evaluate their current actions, including certain spending, to ensure that such actions are consistent with the new administration’s priorities. Some of those executive orders as well as other agency designations, such as supply-chain risk designations, are the subjects of pending litigation, and there remains significant uncertainty about the ways in which agencies will implement the new executive orders and agency designations. Such implementation could negatively affect our current and future business with U.S. government agencies.
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
In October 2023, we received a grand jury subpoena from the Department of Justice, U.S. Attorney’s Office for the District of Maryland (“DOJ”), which requested information regarding two specific companies, which we subsequently learned were associated with an employee from one of our sales teams who is no longer with the company and who was indicted by a federal grand jury in the District of Maryland in October 2024 and is being prosecuted by the DOJ. We are fully cooperating with this investigation and have been conducting our own thorough internal investigation. In the course of our internal investigation, we have discovered communications among certain employees within one of our sales teams, including such former Rubrik employee, that relate to potential violations of federal law in connection with government contracts, and are similarly cooperating with the DOJ with respect to these matters. These investigations are ongoing, and we do not know when they will be completed, the entirety of facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the ultimate outcome of these investigations and the full extent of potential consequences. A negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as reputational harm and exclusion from future contracting with the federal government.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	59

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
Moreover, as part of our ransomware recovery warranty (the “Ransomware Recovery Warranty”), we also provide certain customers with up to $10,000,000 for recovery expenses related to data recovery and restoration in the event that data backed up using our solutions cannot be recovered following a ransomware attack. As part of the Ransomware Recovery Warranty, if an eligible customer’s data that has been backed up onto a Rubrik-branded Appliance, Rubrik-certified compatible third-party commodity server, or a Rubrik-hosted cloud platform, is not successfully recovered by way of one of our data security products due to a failure of such solution, we will reimburse the customer for its reasonable and necessary fees and expenses to restore, recover, or recreate its data up to $10,000,000. If many of our customers experience security incidents or other incidents that fall within this program and we are not able to recover their data through our data security solutions, we could be required to pay significant amounts to comply with our obligations under the Ransomware Recovery Warranty. In the event that we are required to regularly provide financial assistance for such recovery activities, and particularly if we have to do so for multiple customers at the same or similar times, this could significantly increase our costs, harm our reputation and brand, and increase the costs to us associated with this warranty program, which could adversely affect our business, financial condition, and results of operations.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	60

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
We have limited experience with respect to determining the optimal prices for our offerings across an expanding portfolio of solutions and capabilities, including new offerings and subscriptions to and renewals of our solutions and new subscription editions. As the markets in which we operate evolve, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers. In the past, we have been able to increase our prices for our solutions, but we may choose not to introduce or be unsuccessful in implementing future price increases. Furthermore, since we have limited experience pricing our product

Rubrik, Inc.	Q1 2027 Form 10-Q	61

suites, RSC and RAC, as well as new products we may introduce from time to time, we may be unsuccessful in implementing future price increases and our future pricing power may erode due to changing market dynamics, increased competition, ability to sell to information security teams, or other factors. As a result of these and other factors, in the future we may be required to reduce our prices or be unable to increase our prices, or it may be necessary for us to increase our services or solutions without additional revenue to remain competitive, all of which could harm our financial condition and results of operations.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	62

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

Rubrik, Inc.	Q1 2027 Form 10-Q	63

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

Rubrik, Inc.	Q1 2027 Form 10-Q	64

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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies, and other obligations relating to privacy and data security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to heightened scrutiny by regulators, customers, investors, the media and the public, particularly with respect to sensitive data, AI-enabled functionality or security incident response. Any such actual or perceived failure could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and data security laws, including data breach notification laws, laws governing information about individuals, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. The California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests from such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in many other states as well as at the federal and local level, and we expect more states to pass similar laws in the future.
Outside the United States, an increasing number of laws, regulations, and industry standards may apply to our data processing activities. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s General Data Protection Regulation (“UK GDPR” and together with the EU GDPR, the “GDPR”), Australia’s Privacy Act, and the UAE’s Data Protection Law impose strict requirements for processing personal data and apply to our operations. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater, or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized

Rubrik, Inc.	Q1 2027 Form 10-Q	65

at law to represent their interests. Furthermore, in Europe, there is a proposed regulation related to AI that, if adopted, could impose onerous obligations related to the use of AI-related systems. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”), and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations. We also have operations in Japan, India and Singapore and are subject to new and emerging data privacy regimes in Asia, including Japan’s Act on the Protection of Personal Information, India’s new privacy legislation, the Digital Personal Data Protection Act, and Singapore’s Personal Data Protection Act.
Additionally, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws regulating the cross-border transfer of personal data from Europe to other countries, and, in particular, the European Economic Area and the United Kingdom, or UK, have significantly restricted the cross-border transfer of personal data to the United States, unless the entity has achieved compliance under the Data Privacy Framework and is listed as an active participant on the International Trade Administration’s website. Currently, we are a listed participant. However, given historical challenges to similarly positioned frameworks, it is possible that the Data Privacy Framework may be invalidated in the future, and we will need to rely on other established transfer mechanisms for cross border transfers. Other jurisdictions may adopt similarly stringent interpretations of their cross-border data transfer laws. Although standard contractual clauses (“SCCs”), the UK’s International Data Transfer Agreement / Addendum, and other mechanisms, currently may be used to transfer personal data from the European Economic Area to the United States, these mechanisms are frequently subject to legal challenges, and the efficacy and longevity of such mechanisms for making data transfers from the European Economic Area and the UK to the United States remains uncertain. If there is no lawful manner for us to transfer personal data from the European Economic Area and the UK or other jurisdictions to the United States, we could face significant consequences, including restricting our operations or relocating part of or all of our business to other jurisdictions and increased exposure to regulatory actions, substantial fines, civil proceedings, and injunctions against processing or transferring personal data, as well as incurring the associated legal and compliance costs. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR cross-border data transfer limitations.
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
In addition to privacy, data protection, and data security laws and regulations, we are and may in the future become contractually subject to industry standards adopted by industry groups, such as the Payment Card Industry Data Security Standards (“PCI”). Additionally, the demands our customers place on us relating to privacy, data protection, and data security are becoming more stringent. Data protection laws, such as the EU GDPR, UK GDPR, and CCPA, increasingly require companies to impose specific contractual restrictions on their service providers and contractors. In addition, customers that use certain of our solutions to process protected health information may require us to sign business associate agreements that subject us to the privacy and security requirements under HIPAA and HITECH, as well as state laws that govern the privacy and security of health information. Our customers’ increasing data privacy and data security standards also increase the cost and complexity of ensuring that we, and the third parties we work with on to operate our business and deliver our services, can meet these standards. If we, or the third parties with whom we work, are unable to meet our customers’ demands or comply with the increasingly stringent legal or contractual requirements relating to data privacy and data security, we may face increased legal liability, customer contract terminations, and reduced demand for our solutions.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	66

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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The process of compiling the system and process documentation necessary to perform the evaluation required under Section 404 of the Sarbanes-Oxley Act (“Section 404”) is costly and challenging. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. Although we currently have an internal audit group, we have in the past, and may in the future, need to hire additional accounting and financial staff with appropriate public company experience.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	67

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

Rubrik, Inc.	Q1 2027 Form 10-Q	68

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
The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled in certain respects and may be subject to significant change. Changes in tax laws or regulations, or changes in interpretations of existing laws and regulations, could materially affect our financial condition and results of operations. Legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), as well as the Tax Cuts and Jobs Act (the “Tax Act”), the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act made many significant changes to the U.S. tax laws. For example, for tax years beginning after December 31, 2024, the OBBBA restores the deductibility of domestic research and development expenses in the year incurred,

Rubrik, Inc.	Q1 2027 Form 10-Q	69

which expenses had been required under the Tax Act to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. The Tax Act also includes certain U.S. tax base anti-erosion provisions, the global intangible low-taxed income (“GILTI”) provisions, and the base erosion anti-abuse tax (“BEAT”) provisions. The GILTI provisions require us to include in our U.S. taxable income foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The OBBBA modified the GILTI provisions to refer to net CFC tested income (“NCTI”), eliminate the allowable return on the foreign subsidiary’s tangible assets for taxable years beginning after December 31, 2025, and increase but make permanent the effective tax rate on NCTI. We currently have no foreign subsidiaries with material earnings. Therefore, this provision currently has no material impact on us. The BEAT provisions apply to companies with average annual gross receipts of $500 million or more for the prior three-year period, eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. We are evaluating the BEAT rules and do not currently expect the BEAT rules to have a material impact on U.S. tax expense in the near term; however, the potential impact of the BEAT rules on us in the future is not certain.
In addition, our tax obligations (including the cost of compliance) and effective tax rate in the jurisdictions in which we conduct business could increase, including as a result of the base erosion and profit shifting (“BEPS”) project that is being led by the Organization for Economic Co-operation and Development (“OECD”), and other initiatives led by the OECD or the European Commission. For example, the OECD is leading work on proposals commonly referred to as “BEPS 2.0,” which have made (and are expected to continue to make) important changes to the international tax system. These proposals are based on two “pillars,” involving, among other measures, the imposition of a minimum effective tax rate on certain multinational enterprises, referred to as “Pillar Two.” A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of the Pillar Two rules (with further provisions expected to be enacted in the future). Based on our current understanding of the minimum revenue thresholds contained in the Pillar Two proposal, we will fall within the scope of its rules in our fiscal year ending January 31, 2027. The OECD has issued (and is expected to continue to issue further) administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal. For example, on January 5, 2026, the OECD published details of a proposed “side-by-side” arrangement providing for, among other things, additional safe harbors for multinational groups headquartered in certain qualifying jurisdictions. We are monitoring developments and evaluating the potential impacts of Pillar Two rules, including on our effective tax rates, and considering our eligibility to qualify for these safe harbor rules (including under the proposed “side-by-side” arrangement). As another example, several countries have proposed or enacted taxes applicable to digital services, which could apply to our business.
Due to the large and expanding scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and increase our compliance costs. Such changes also may apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our unaudited condensed consolidated financial statements. Any of these outcomes could harm our financial position and results of operations.
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
As of January 31, 2026, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of $1.97 billion and $870.7 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2037 for federal purposes and 2027 for state purposes if not utilized. U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but such federal NOL carryforwards are permitted to be used in

Rubrik, Inc.	Q1 2027 Form 10-Q	70

any taxable year to offset only up to 80% of taxable income in such year. A lack of future taxable income would adversely affect our ability to utilize certain of these NOL carryforwards before they expire. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations; generally a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period) is subject to limitations on its ability to utilize its pre-change NOL carryforwards to offset future taxable income. We have experienced an ownership change under Section 382 of the Code in the past and we may experience additional ownership changes in the future which could affect our ability to utilize our NOL carryforwards to offset our income. Similar provisions of state tax law may also apply. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future also may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California has suspended the use of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve our common stock valuations prior to the completion of the IPO, the volatility used to determine the grant date fair value of the performance option grant for our CEO, the identification of the number of performance obligations in our RSC subscription offerings, and our material rights associated with Subscription Credits. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Rubrik, Inc.	Q1 2027 Form 10-Q	71

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
Our Class B common stock has 20 votes per share, whereas our Class A common stock has one vote per share. As a result, as of April 30, 2026, holders of our Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 85% of the voting power of our outstanding capital stock, and our directors, executive officers, and affiliated stockholders beneficially own approximately 22% of our outstanding classes of common stock as a whole, but control approximately 81% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	72

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

Rubrik, Inc.	Q1 2027 Form 10-Q	73

We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.
In addition, as of April 30, 2026, there were 8,817,693 shares of Class B common stock issuable upon the exercise of options and 6,199,676 restricted stock units (“RSUs”), to be settled in shares of our Class B common stock. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options, the vesting and settlement of outstanding RSUs, and other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised or RSUs are vested and settled, subject to compliance with applicable securities laws.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	74

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

Rubrik, Inc.	Q1 2027 Form 10-Q	75

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

Rubrik, Inc.	Q1 2027 Form 10-Q	76

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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended April 30, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) described below:
On April 15, 2026, Kiran Choudary, our Chief Financial Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Choudary’s trading arrangement provides for the sale through July 15, 2027 of up to 48,000 shares of our Class A common stock. This represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan.

Rubrik, Inc.	Q1 2027 Form 10-Q	77

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Rubrik, Inc.	8-K	001-42028	3.1	4/29/2024
3.2	Amended and Restated Bylaws of Rubrik, Inc.	8-K	001-42028	3.2	4/29/2024
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Rubrik Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

Rubrik, Inc.	Q1 2027 Form 10-Q	78

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: June 5, 2026

Rubrik, Inc.
By:	/s/ Bipul Sinha
Name:	Bipul Sinha
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kiran Choudary
Name:	Kiran Choudary
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Rubrik, Inc.	Q1 2027 Form 10-Q	79