Form 10-Q
period 2026-07-31
Rubrik, Inc.
filed 2026-09-01
CIK 1943896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
or
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

As of August 24, 2026, Rubrik, Inc. had 167,367,143 shares of Class A common stock outstanding, and 39,937,290 shares of Class B common stock outstanding.

Rubrik, Inc.
FORM 10-Q
For the Fiscal Quarter Ended July 31, 2026

Rubrik, Inc.	Q2 2027 Form 10-Q	2

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

Rubrik, Inc.	Q2 2027 Form 10-Q	3

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

Rubrik, Inc.	Q2 2027 Form 10-Q	4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Rubrik, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	July 31,	January 31,
	2026	2026
Assets
Current assets
Cash and cash equivalents	$416,166	$380,196
Short-term investments	1,331,483	1,295,579
Accounts receivable, net of allowances of $941 and $299	269,210	256,773
Deferred commissions	113,534	110,651
Prepaid expenses and other current assets	142,066	180,365
Total current assets	2,272,459	2,223,564
Property and equipment, net	92,767	83,830
Deferred commissions, noncurrent	164,336	157,592
Goodwill	223,197	199,606
Other assets, noncurrent	93,364	101,944
Total assets	$2,846,123	$2,766,536
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$22,470	$15,329
Accrued expenses and other current liabilities	182,294	229,976
Deferred revenue	1,179,553	1,068,754
Total current liabilities	1,384,317	1,314,059
Deferred revenue, noncurrent	750,223	776,547
Other liabilities, noncurrent	78,110	64,771
Convertible senior notes, net	1,132,895	1,130,721
Total liabilities	3,345,545	3,286,098
Commitments and contingencies (Note 8)
Stockholders’ deficit
Preferred stock, $0.000025 par value – 20,000,000 shares authorized as of July 31, 2026 and January 31, 2026; zero shares issued and outstanding as of July 31, 2026 and January 31, 2026	—	—
Class A common stock, $0.000025 par value – 1,070,000,000 shares authorized as of July 31, 2026 and January 31, 2026; 167,239,501 and 157,370,648 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	4	4
Class B common stock, $0.000025 par value – 210,000,000 shares authorized as of July 31, 2026 and January 31, 2026; 39,965,432 and 44,871,492 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	1	1
Additional paid-in capital	2,803,145	2,662,861
Accumulated other comprehensive (loss) income	(12,781)	3,733
Accumulated deficit	(3,289,791)	(3,186,161)
Total stockholders’ deficit	(499,422)	(519,562)
Total liabilities and stockholders’ deficit	$2,846,123	$2,766,536
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q2 2027 Form 10-Q	5

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue
Subscription	$407,156	$296,957	$781,309	$562,618
Other	20,104	12,903	33,019	25,723
Total revenue	427,260	309,860	814,328	588,341

Cost of revenue
Subscription	74,139	56,024	140,862	107,936
Other	17,998	7,535	26,560	16,106
Total cost of revenue	92,137	63,559	167,422	124,042

Gross profit	335,123	246,301	646,906	464,299
Operating expenses
Research and development	126,863	92,107	241,204	173,922
Sales and marketing	224,453	181,985	417,551	351,978
General and administrative	55,709	66,672	112,687	125,953
Total operating expenses	407,025	340,764	771,442	651,853

Loss from operations	(71,902)	(94,463)	(124,536)	(187,554)
Interest income	16,431	12,193	32,329	19,889
Interest expense	(1,104)	(5,241)	(2,174)	(15,054)
Loss on debt extinguishment	—	(6,653)	—	(6,653)
Other income (expense), net	280	72	870	(5,550)
Loss before income taxes	(56,295)	(94,092)	(93,511)	(194,922)
Income tax expense	5,482	1,837	10,119	3,111
Net loss	$(61,777)	$(95,929)	$(103,630)	$(198,033)
Net loss per share, basic and diluted	$(0.30)	$(0.49)	$(0.51)	$(1.02)
Weighted-average shares used in computing net loss per share, basic and diluted	206,097	194,890	204,903	193,284
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q2 2027 Form 10-Q	6

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net loss	$(61,777)	$(95,929)	$(103,630)	$(198,033)
Foreign currency translation adjustment, net of tax	(840)	(1,807)	(9,859)	6,944
Unrealized loss on available-for-sale securities, net of tax	(2,719)	(1,330)	(6,655)	(1,289)
Total other comprehensive (loss) income, net of tax	(3,559)	(3,137)	(16,514)	5,655
Comprehensive loss	$(65,336)	$(99,066)	$(120,144)	$(192,378)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q2 2027 Form 10-Q	7

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)
(unaudited)

	Three Months Ended July 31, 2026
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances as of April 30, 2026	205,817,566	$5	$2,755,906	$(9,222)	$(3,228,014)	$(481,325)
Issuance of common stock upon exercise of stock options	160,067	—	874	—	—	874
Issuance of common stock upon settlement of restricted stock units, net of tax withholding	1,227,300	—	(58,505)	—	—	(58,505)
Stock-based compensation	—	—	104,870	—	—	104,870
Other comprehensive loss	—	—	—	(3,559)	—	(3,559)
Net loss	—	—	—	—	(61,777)	(61,777)
Balances as of July 31, 2026	207,204,933	$5	$2,803,145	$(12,781)	$(3,289,791)	$(499,422)

	Three Months Ended July 31, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances as of April 30, 2025	193,382,348	$5	$2,382,345	$557	$(2,939,437)	$(556,530)
Issuance of common stock upon exercise of stock options	240,348	—	1,233	—	—	1,233
Issuance of common stock upon settlement of restricted stock units	2,304,545	—	—	—	—	—
Issuance of common stock for business combination, net of settlement for tax withholding	1,462,215	—	88,233	—	—	88,233
Purchase of capped calls related to convertible senior notes	—	—	(88,550)	—	—	(88,550)
Stock-based compensation	—	—	90,336	—	—	90,336
Other comprehensive loss	—	—	—	(3,137)	—	(3,137)
Net loss	—	—	—	—	(95,929)	(95,929)
Balances as of July 31, 2025	197,389,456	$5	$2,473,597	$(2,580)	$(3,035,366)	$(564,344)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q2 2027 Form 10-Q	8

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 31, 2026
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances as of January 31, 2026	202,242,140	$5	$2,662,861	$3,733	$(3,186,161)	$(519,562)
Issuance of common stock upon exercise of stock options	312,727	—	1,517	—	—	1,517
Issuance of common stock upon settlement of restricted stock units, net of tax withholding	4,108,421	—	(58,505)	—	—	(58,505)
Issuance of common stock under employee stock purchase plan	541,645	—	16,559	—	—	16,559
Stock-based compensation	—	—	180,713	—	—	180,713
Other comprehensive loss	—	—	—	(16,514)	—	(16,514)
Net loss	—	—	—	—	(103,630)	(103,630)
Balances as of July 31, 2026	207,204,933	$5	$2,803,145	$(12,781)	$(3,289,791)	$(499,422)

	Six Months Ended July 31, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances as of January 31, 2025	189,766,790	$5	$2,291,829	$(8,235)	$(2,837,333)	$(553,734)
Issuance of common stock upon exercise of stock options	437,882	—	3,108	—	—	3,108
Issuance of common stock upon settlement of restricted stock units	5,227,643	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	494,926	—	13,492	—	—	13,492
Issuance of common stock for business combination, net of settlement for tax withholding	1,462,215	—	88,233	—	—	88,233
Purchase of capped calls related to convertible senior notes	—	—	(88,550)	—	—	(88,550)
Stock-based compensation	—	—	165,485	—	—	165,485
Other comprehensive income	—	—	—	5,655	—	5,655
Net loss	—	—	—	—	(198,033)	(198,033)
Balances as of July 31, 2025	197,389,456	$5	$2,473,597	$(2,580)	$(3,035,366)	$(564,344)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q2 2027 Form 10-Q	9

Rubrik, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(103,630)	$(198,033)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,618	16,494
Stock-based compensation	174,386	161,997
Amortization of deferred commissions	59,473	50,945
Loss on debt extinguishment	—	6,653
Deferred income taxes	1,808	725
Other	1,050	(1,273)
Changes in operating assets and liabilities:
Accounts receivable	(12,437)	(40,061)
Deferred commissions	(69,100)	(49,193)
Prepaid expenses and other assets	34,333	(4,692)
Accounts payable	6,722	2,871
Accrued expenses and other liabilities	(43,163)	(7,982)
Deferred revenue	84,475	165,928
Net cash provided by operating activities	158,535	104,379
Cash flows from investing activities:
Purchases of property and equipment	(9,876)	(6,348)
Capitalized internal-use software	(9,374)	(7,148)
Purchases of investments	(492,913)	(997,981)
Maturities of investments	452,596	319,918
Payments for business combinations, net of cash acquired	(24,188)	(10,153)
Net cash used in investing activities	(83,755)	(701,712)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(53,278)	—
Proceeds from exercise of stock options	1,522	3,108
Proceeds from issuance of common stock under employee stock purchase plan	16,559	13,492
Proceeds from issuance of convertible senior notes, net of discount	—	1,129,875
Repayment of debt and related costs	—	(329,646)
Payments for debt issuance and discount costs	—	(1,181)
Purchase of capped calls related to convertible senior notes	—	(88,550)
Net cash (used in) provided by financing activities	(35,197)	727,098
Effect of exchange rate on cash, cash equivalents, and restricted cash	(10,123)	6,944
Net increase in cash, cash equivalents, and restricted cash	29,460	136,709
Cash, cash equivalents, and restricted cash, beginning of period	392,740	193,594
Cash, cash equivalents, and restricted cash, end of period	$422,200	$330,303
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$13,456	$4,082
Cash paid for interest	—	11,807
Non-cash investing and financing activities:
Property and equipment received, included in payables and accrued but not paid	$1,764	$1,015
Stock-based compensation capitalized in internal-use software	$6,248	$3,413
Debt issuance costs accrued but not paid, included in accounts payable	$—	$722
Fair value of common stock issued as consideration for business combination	$—	$93,849
Cash consideration for business combination accrued not paid, included in accrued expenses and other current liabilities	$—	$645
Unpaid taxes related to business combination included in accrued expenses and other current liabilities	$—	$918
Acquisition holdback accrued not paid in accrued expenses and other liabilities	$2,990	$12
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubrik, Inc.	Q2 2027 Form 10-Q	10

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
Certain prior period amounts reported in the unaudited condensed consolidated financial statements and notes have been reclassified to conform to the current year presentation. For the three and six months ended July 31, 2026 and 2025, the Company combined maintenance revenue and other revenue into “Other” on the unaudited condensed consolidated statements of operations. The presentation of cost of revenue has been conformed to reflect the changes related to the presentation of revenues. Such reclassifications related to the presentation of revenue and cost of revenue did not impact total revenue, loss from operations or net loss.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	11

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
Subscription revenue
Subscription revenue consists of software-as-a-service (“SaaS”) subscriptions, subscription support service offerings, and subscription term-based licenses with related support services.
SaaS subscriptions include standalone sales of SaaS subscription offerings as well as sales of RSC. RSC is a fully-hosted subscription in the case of protection of cloud, SaaS, and unstructured data applications. When RSC is securing enterprise applications, it is a hybrid cloud subscription which includes software hosted from the cloud (as a service) and on-premise software licenses. RSC is accounted for as a single performance obligation because the software hosted from the cloud (as a service) and the on-premise software licenses are not separately identifiable and serve together to fulfill the Company’s promise to RSC customers, which is to provide a single, unified data security solution. The Company’s subscription capabilities are primarily sold as editions which bundle multiple products and include the Foundation Edition, Business Edition, and Enterprise Edition. Subscription revenue related to SaaS is recognized ratably over the subscription period. Support services revenue are recognized ratably over the subscription period.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	12

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
Timing of revenue recognition (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Subscription revenue
Products and services transferred over time	$387,787	$273,429	$743,427	$517,420
Products and services transferred at a point in time	19,369	23,528	37,882	45,198
Other revenue
Products and services transferred over time	10,465	11,189	21,624	22,263
Products and services transferred at a point in time	9,639	1,714	11,395	3,460
Total revenue	$427,260	$309,860	$814,328	$588,341
Contract assets
The Company invoices its customers in accordance with contractual billing terms established in each contract. As the Company performs under customer contracts, its right to consideration that is unconditional is classified as accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenue the Company has recognized in excess of the amount it has billed to the customer is classified as a contract asset. Contract assets are included in prepaid expenses and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. There were $16.2 million and $12.6 million of contract assets as of July 31, 2026 and January 31, 2026, respectively. The current and noncurrent contract assets balances as of July 31, 2026 were $6.2 million and $10.0 million, respectively, and as of January 31, 2026 were $3.8 million and $8.8 million, respectively.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	13

six months ended July 31, 2026, the Company recognized revenue of approximately $368.1 million and $638.4 million, respectively, pertaining to amounts deferred at the beginning of each respective period.
Transaction price allocated to the remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue for contracts that have been invoiced and will be recognized as revenue in future periods.
As of July 31, 2026, total remaining non-cancelable performance obligations under the Company’s contracts with customers was approximately $2.62 billion. The Company expects to recognize approximately 53% of this amount as revenue over the next 12 months, with the remaining balance to be recognized as revenue thereafter.
Concentration of Risk
Credit risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are primarily held in three financial institutions and, at times, may exceed federally insured limits. The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. The Company has not experienced any material credit losses as of July 31, 2026.
Concentration of revenue and accounts receivable
The following customers individually accounted for 10% or more of total revenue or 10% or more of accounts receivable, net:

	Revenue				Accounts Receivable, Net
	Three Months Ended July 31,		Six Months Ended July 31,		July 31,	January 31,
	2026	2025	2026	2025	2026	2026
Partner A	26%	28%	27%	28%	27%	32%
Partner B	28%	32%	28%	32%	22%	21%
Partner C	10%	*	10%	*	*	*
Partner D	10%	*	10%	*	10%	11%
Partner E	*	*	*	*	11%	*
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

Rubrik, Inc.	Q2 2027 Form 10-Q	14

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
Note 3 – Revenue by Geography
The geographic regions are the Americas, EMEA (Europe, the Middle East, and Africa) and APAC (Asia Pacific). The following table sets forth revenue by geographic area based on ship to address (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Americas	$298,583	$225,290	$577,496	$428,055
EMEA	105,801	73,037	197,989	137,797
APAC	22,876	11,533	38,843	22,489
Total revenue	$427,260	$309,860	$814,328	$588,341
For the three months ended July 31, 2026 and 2025, United States accounted for $287.5 million and $216.6 million, respectively, or 67% and 70%, respectively, of consolidated total revenue. For the six months ended July 31, 2026 and 2025, United States accounted for $555.7 million and $411.9 million, respectively, or 68% and 70%, respectively, of consolidated total revenue.
Note 4 – Business Combinations and Intangible Assets
In June 2026, the Company completed two immaterial acquisitions for aggregate purchase consideration of $27.2 million and accounted for them as business combinations from the respective dates of acquisition. $3.8 million of the purchase consideration was allocated to intangible assets and $23.6 million was allocated to goodwill. The remaining assets acquired and liabilities assumed on the acquisition date were not material.
Acquired intangible assets are as follows (in thousands):

	July 31, 2026
	Gross	Accumulated Amortization	Net
Acquired technology	$32,441	$(18,833)	$13,608
Total	$32,441	$(18,833)	$13,608

	January 31, 2026
	Gross	Accumulated Amortization	Net
Acquired technology	$28,641	$(12,838)	$15,803
Total	$28,641	$(12,838)	$15,803
The Company recognized $3.2 million and $1.2 million in amortization expense related to acquired intangible assets for the three months ended July 31, 2026 and 2025, respectively, and $6.0 million and $2.2 million in amortization expense related to acquired intangible assets for the six months ended July 31, 2026 and 2025, respectively.
The following table summarizes the estimated future amortization expense of the acquired intangible assets as of July 31, 2026 (in thousands):

Fiscal year	Amount
Remainder of 2027	$5,075
2028	6,413
2029	2,120
Total	$13,608

Rubrik, Inc.	Q2 2027 Form 10-Q	15

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
The Company did not have any level 3 investments as of July 31, 2026 and January 31, 2026. The following table summarizes the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value by significant investment category reported as cash and cash equivalents or short-term investments (in thousands):

					Reported as
July 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$73,546	$—	$—	$73,546	$73,546	$—
Level 1:
Money market funds	331,958	—	—	331,958	331,958	—
U.S. Treasuries	501,714	10	(2,849)	498,875	3,359	495,516
Subtotal	833,672	10	(2,849)	830,833	335,317	495,516
Level 2:
Certificate of deposit	11,717	1	(7)	11,711	—	11,711
Commercial paper	34,245	4	(14)	34,235	—	34,235
Corporate bonds	787,976	174	(1,458)	786,692	7,303	779,389
U.S. government agencies	10,627	6	(1)	10,632	—	10,632
Subtotal	844,565	185	(1,480)	843,270	7,303	835,967
Total	$1,751,783	$195	$(4,329)	$1,747,649	$416,166	$1,331,483

Rubrik, Inc.	Q2 2027 Form 10-Q	16

					Reported as
January 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash:	$66,674	$—	$—	$66,674	$66,674	$—
Level 1:
Money market funds	294,365	—	—	294,365	294,365	—
U.S. Treasuries	539,437	627	(101)	539,963	6,054	533,909
Subtotal	833,802	627	(101)	834,328	300,419	533,909
Level 2:
Certificate of deposit	19,949	8	—	19,957	9,816	10,141
Commercial paper	39,994	16	—	40,010	3,287	36,723
Corporate bonds	702,250	1,958	(4)	704,204	—	704,204
U.S. government agencies	10,585	17	—	10,602	—	10,602
Subtotal	772,778	1,999	(4)	774,773	13,103	761,670
Total	$1,673,254	$2,626	$(105)	$1,675,775	$380,196	$1,295,579

The following table summarizes the estimated fair value of the Company’s investments by their remaining contractual maturity dates (in thousands):

July 31, 2026
Due within one year	$702,567
Due between one to two years	628,916
Total	$1,331,483
For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis, and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for its short-term investments there were no material credit or non-credit related impairments as of July 31, 2026 and January 31, 2026.
Convertible Notes
As of July 31, 2026, the total estimated fair value of the Convertible Notes (as defined below) was $1.14 billion. The fair value was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and is classified within Level 2 of the fair value hierarchy. See Note 7, Debt.
Note 6 – Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31,	January 31,
	2026	2026
Prepaid expenses	$113,139	$155,901
Inventory, net	6,757	5,676
Contract assets, current	6,189	3,845
Other current assets	15,981	14,943
Total prepaid expenses and other current assets	$142,066	$180,365

Rubrik, Inc.	Q2 2027 Form 10-Q	17

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31,	January 31,
	2026	2026
Equipment	$103,417	$87,483
Capitalized internal-use software	68,887	53,265
Leasehold improvements	23,632	28,335
Furniture and fixtures	7,074	7,030
Total property and equipment, gross	203,010	176,113
Less: accumulated depreciation and amortization	(110,243)	(92,283)
Total property and equipment, net	$92,767	$83,830
Depreciation expense related to the Company’s property and equipment, which did not include amortization expense related to capitalized internal-use software, was $5.2 million and $4.4 million for the three months ended July 31, 2026 and 2025, respectively, and $10.3 million and $8.8 million for the six months ended July 31, 2026 and 2025, respectively.
Amortization expense relating to capitalized internal-use software was $4.1 million and $2.8 million for the three months ended July 31, 2026 and 2025, respectively, and $8.3 million and $5.5 million for the six months ended July 31, 2026 and 2025, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31,	January 31,
	2026	2026
Accrued expenses	$52,563	$60,257
Accrued bonuses	32,158	56,630
Accrued sales commissions	28,182	36,958
Accrued payroll-related expenses, taxes, and benefits	51,867	58,170
Operating lease liabilities	16,691	12,709
Other	833	5,252
Total accrued expenses and other current liabilities	$182,294	$229,976
Note 7 – Debt
Convertible Notes
In June 2025, the Company issued $1.15 billion aggregate principal amount of 0.00% convertible senior notes due 2030 (the “Convertible Notes” or “Notes”). Refer to Note 8, Debt of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, for additional information on the Convertible Notes.
As of July 31, 2026, the conditions allowing holders of the Convertible Notes to convert have not been met.
The net carrying amount of the Convertible Notes was as follows (in thousands):

July 31, 2026
Principal	$1,150,000
Unamortized debt discount and issuance costs	(17,105)
Net carrying amount	$1,132,895
For each of the three and six months ended July 31, 2026, amortization of debt discount and issuance costs was $1.1 million and $2.2 million, respectively. For each of the three and six months ended July 31, 2025, amortization of debt discount and issuance costs was $0.6 million. The debt discount and issuance costs are being amortized into interest expense on the unaudited condensed consolidated statements of operations over the term of the Convertible Notes at an effective interest rate of 0.19%.

Rubrik, Inc.	Q2 2027 Form 10-Q	18

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
Note 8 – Commitments and Contingencies
Purchase Commitments
As of July 31, 2026, there were no significant changes outside the ordinary course of business to the Company's commitments and purchase obligations since January 31, 2026.
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
Note 9 – Stockholders’ Deficit
Equity Incentive Plan
The Company has reserved shares of its common stock for future issuance as follows (in thousands):

	July 31,	January 31,
	2026	2026
2014 Stock Option and Grant Plan:
Outstanding stock options	8,657	8,970
Outstanding restricted stock units	5,094	9,227
2024 Equity Incentive Plan:
Outstanding restricted stock units	16,583	12,294
Shares available for future issuance under the 2024 Plan	64,254	58,406
2024 Employee Stock Purchase Plan	6,571	5,090
Total shares of common stock reserved	101,159	93,987
Stock Options
Options issued under the Company’s 2014 Plan and 2024 Plan generally are exercisable for periods not to exceed ten years and generally vest over four years with 25% vesting after one year and the remainder vesting monthly thereafter in equal installments.

Rubrik, Inc.	Q2 2027 Form 10-Q	19

A summary of the stock option activity and related information is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2026	8,970,353	$29.20	7.6	$239,954
Granted	—	—	—	—
Exercised	(312,727)	4.85	—	19,123
Cancelled	(500)	7.99	—	—
Outstanding as of July 31, 2026	8,657,126	$30.08	7.3	$366,013
Vested and exercisable as of July 31, 2026	3,656,764	$27.46	6.7	$164,195
There were no options granted during the six months ended July 31, 2026 and 2025.
The intrinsic value of the options exercised represents the difference between the estimated fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.
As of July 31, 2026, there was approximately $30.0 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Units
The Company grants service-based condition RSUs, service- and performance-based conditions RSUs, and service-, market-, and performance-based conditions RSUs. RSUs issued under the 2014 Plan and 2024 Plan typically have an expiry period of seven years from the grant date.
Previously, upon vesting of awards, the Company sold a portion of the shares that employees received to fund the required withholding taxes (“sell-to-cover”). During the second quarter of fiscal 2027, the Company transitioned from a sell-to-cover process to net share settlement to cover any required withholding taxes, by retaining the number of shares with a value equal to the amount of the tax and remitting an equal amount of cash to the appropriate tax authorities. Cash payments associated with the net share settlement of employee tax withholding obligations are classified as financing activities in the condensed consolidated statement of cash flows. The change to net share settlement does not affect the fair value, vesting conditions, or classification of employee awards.
A summary of the RSU activity and related information is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of January 31, 2026	21,480,571	$48.73
Granted	8,176,890	53.27
Vested	(4,908,637)	40.32
Forfeited	(3,071,333)	45.65
Outstanding as of July 31, 2026	21,677,491	$52.79
For the six months ended July 31, 2026 and 2025, the total grant date fair value of vested RSUs was $197.9 million and $144.6 million, respectively.
As of July 31, 2026, there was approximately $952.8 million of unrecognized stock-based compensation expense relating to RSUs, which is expected to be recognized over a weighted-average period of 1.6 years.
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
As of July 31, 2026, there was approximately $26.2 million of unrecognized stock-based compensation expense relating to the restricted stock.

Rubrik, Inc.	Q2 2027 Form 10-Q	20

2024 Employee Stock Purchase Plan
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

Three and Six Months Ended July 31,
	2026	2025
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	59.4% - 61.2%	59.0% - 64.7%
Risk-free interest rate	3.8% - 3.8%	3.9% - 4.3%
Dividend yield	—	—
As of July 31, 2026, there was approximately $23.2 million of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 1.1 years.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Cost of revenue
Subscription	$5,576	$4,143	$10,207	$8,111
Other	921	708	1,555	1,565
Research and development	36,578	24,734	69,604	44,546
Sales and marketing	36,857	29,638	53,188	53,782
General and administrative	21,086	29,234	39,832	53,993
Total stock-based compensation expense	$101,018	$88,457	$174,386	$161,997
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

Rubrik, Inc.	Q2 2027 Form 10-Q	21

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,
	2026		2025
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(48,725)	$(13,052)	$(64,474)	$(31,455)
Denominator:
Weighted-average common stock shares used in computing net loss per share, basic and diluted	162,554	43,543	130,985	63,905
Net loss per common stock share, basic and diluted	$(0.30)	$(0.30)	$(0.49)	$(0.49)

	Six Months Ended July 31,
	2026		2025
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(81,247)	$(22,383)	$(124,810)	$(73,223)
Denominator:
Weighted-average common stock shares used in computing net loss per share, basic and diluted	160,646	44,257	121,817	71,467
Net loss per common stock share, basic and diluted	$(0.51)	$(0.51)	$(1.02)	$(1.02)
The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three and Six Months Ended July 31,
	2026	2025
Issued and outstanding stock options	8,657	9,129
Unvested RSUs issued and outstanding	21,677	22,372
Convertible notes	9,218	9,218
Restricted stock issued for business combination	396	402
Total	39,948	41,121
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
Note 11 – Income Taxes
The Company recorded an income tax expense of $5.5 million and $1.8 million for the three months ended July 31, 2026 and 2025, respectively, and $10.1 million and $3.1 million for the six months ended July 31, 2026 and 2025, respectively.
For the three months ended July 31, 2026 and 2025, the income tax provision consisted of taxes on the income of the Company's foreign subsidiaries, foreign withholding taxes, and U.S. state taxes, partially offset by excess benefits from stock-based compensation deductions in the UK.
For the six months ended July 31, 2026 and 2025, the income tax provision consisted of taxes on the income of the Company's foreign subsidiaries, foreign withholding taxes, and U.S. state taxes, partially offset by excess benefits from stock-based compensation deductions in the UK.
As of July 31, 2026, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Note 12 – Segment Reporting
The Company has one reportable segment which is software and services. The software and services segment provides unified data security solutions to customers primarily under SaaS arrangements. The Company manages the business activities on a consolidated

Rubrik, Inc.	Q2 2027 Form 10-Q	22

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
The Company does not have intra-entity sales or transfers.
The following table presents the segment information (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Total revenue	$427,260	$309,860	$814,328	$588,341
Less:
Adjusted subscription cost of revenue (1)	64,196	50,249	122,390	96,884
Remaining cost of revenue	13,715	4,186	18,155	9,310
Remaining research and development expenses	87,716	65,318	166,591	125,201
Remaining sales and marketing expenses	186,101	150,878	361,379	295,282
Remaining general and administrative expenses	33,168	36,112	69,902	69,320
Stock-based compensation expense (2)	101,018	88,457	174,386	161,997
Depreciation and amortization	10,055	7,900	20,066	15,718
Amortization of acquired intangibles	3,193	1,223	5,995	2,183
Interest expense	1,104	5,241	2,174	15,054
Income tax expense	5,482	1,837	10,119	3,111
Other items (3)	(280)	6,581	(870)	12,203
Plus:
Interest income	16,431	12,193	32,329	19,889
Segment net loss	(61,777)	(95,929)	(103,630)	(198,033)

Consolidated net loss	$(61,777)	$(95,929)	$(103,630)	$(198,033)
(1) Adjusted subscription cost of revenue is subscription cost of revenue adjusted for stock-based compensation expense, amortization of acquired intangibles, and stock-based compensation from amortization of capitalized internal-use software as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Subscription cost of revenue	$74,139	$56,024	$140,862	$107,936
Less:
Stock-based compensation expense	5,576	4,143	10,207	8,111
Amortization of acquired intangibles	3,193	1,223	5,995	2,183
Stock-based compensation from amortization of capitalized internal-use software	1,174	409	2,270	758
Adjusted subscription cost of revenue	$64,196	$50,249	$122,390	$96,884
(2) See Note 9 for stock-based compensation expense by captions.
(3) Other items include foreign currency exchange gains (losses).

Rubrik, Inc.	Q2 2027 Form 10-Q	23

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
We began transitioning customers from our legacy CDM capabilities to RSC, which is offered on a subscription basis, in fiscal 2023. As part of this business transition, we began transitioning the sale of Rubrik-branded Appliances from us to our contract manufacturers, while still offering support services, and stopped offering the Refresh Rights as part of our subscription offerings. In lieu of offering Refresh Rights, we offered Subscription Credits to qualifying customers (which are customer options that are accounted for as material rights). We recognize ratable revenue upon utilization or upfront revenue upon expiration of Subscription Credits, and utilization of Subscription Credits also offsets Subscription ARR for the applicable period. Since the end of fiscal 2024, RSC has represented a majority of our total revenue.

Rubrik, Inc.	Q2 2027 Form 10-Q	24

We recognize revenue from the sales of our RSC suite (excluding RSC-Private) ratably over the term of the subscription. We recognize a portion of revenue from sales of RSC-Private upon delivery and the remainder ratably over the term of the subscription. The majority of sales of our subscriptions are for three-year terms with upfront payment, and renewals are typically for one-year terms.
New and existing customers have largely adopted RSC. We have largely migrated our existing customers from our legacy CDM capabilities to RSC. During this migration, certain existing customers consumed our platform and products through a mix of RSC and a transitional CDM license (“RCDM-T”), during which time we recognized a portion of the associated revenue from these customers upfront at the time we transferred control of the license to the customer, and we have largely completed this transition in fiscal 2026. In addition, we expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits, although we expect the benefits to continue to decline.
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
In the first quarter of fiscal 2027, we started offering the Resilience Guardian as a subscription support service offering, which provides customers with dedicated resilience managers to design and implement a cyber resilience strategy that maps to business outcomes. This includes proactive security and health checks, detection and resolution of emerging issues, upgrade planning and assistance, and adoption excellence and value realization.
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
Macroeconomic and Supply Chain Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Macroeconomic conditions, including inflation, fluctuations in interest rates, foreign currency fluctuations, tariffs or other trade restrictions, geopolitical issues, changes in government policy or spending, and other changes in economic conditions, may adversely affect the buying patterns of our customers and prospective customers. For example, in light of current macroeconomic conditions, such as higher cost-consciousness around information technology budgets, as well as constraints affecting the availability or pricing of compatible commodity servers needed to deploy our solutions, our sales cycles could fluctuate. Additionally, key components of the

Rubrik, Inc.	Q2 2027 Form 10-Q	25

commodity servers that are compatible with our solutions have been, and continue to be, affected by global chip shortages and allocation constraints, in part due to elevated industry demand, which in certain cases have resulted in extended lead times and increased server prices. Such delays, constraints and increased costs may affect our customers’ purchasing decisions and deployment timelines, in some cases delaying customer purchases and in other cases resulting in customers pulling software purchases forward to lock in hardware prices. In response, we may in the future provide certain commercial accommodations, which could reduce our margins or adversely affect our revenue and operating results if such practices become widespread or prolonged. Due to our subscription-focused business model, any impact of the current macroeconomic environment and supply chain constraints on our business may not be fully reflected in our results of operations until future periods. As we continue to monitor the direct and indirect impacts of the current environment, the broader implications of macroeconomic conditions and supply chain constraints on our business, results of operations and financial condition, particularly in the long term, remain uncertain.
Key Business Metrics
We monitor the following key business metrics to help us evaluate our business.
Subscription ARR
Subscription ARR is calculated as the annualized value of our active subscriptions as of the measurement date, based on our customers’ total contract value, and assuming any contract that expires during the next 12 months is renewed on existing terms. Subscriptions include offerings for our RSC suite and related data security SaaS solutions, term-based licenses for our RSC-Private suite and related products, prior sales of CDM sold as a subscription term-based license with associated support and related SaaS products, other subscription support service offerings, and standalone sales of our SaaS subscription offerings like Anomaly Detection, and Sensitive Data Monitoring. We believe Subscription ARR illustrates our success in acquiring new subscription customers and maintaining and expanding our relationships with existing subscription customers.
The following table sets forth our Subscription ARR as of the dates presented:

	July 31,
	2026	2025

	(in thousands, except percentages)
Subscription ARR	$1,660,903	$1,252,423
% growth	33%	36%
Subscription ARR does not include any maintenance revenue associated with perpetual licenses, which we generally no longer offer.
Cloud Annual Recurring Revenue, or Cloud ARR
Cloud ARR is calculated as the annualized value of our active cloud-based subscriptions as of the measurement date, based on our customers’ total contract value, and assuming any contract that expires during the next 12 months is renewed on existing terms. Our cloud-based subscriptions include RSC and RSC-Government (excluding RSC-Private). Cloud ARR also includes SaaS subscription offerings like Anomaly Detection and Sensitive Data Monitoring, which are sold standalone or with prior sales of term-based license offerings of CDM. Cloud ARR excludes our self-managed products for customers that are subject to stringent data control policies, such as RSC-Private and legacy CDM products, as well as other subscription support service offerings, which are included in Subscription ARR. We believe that Cloud ARR provides important information on new and existing customers purchasing new RSC subscription offerings and existing subscription term-based license customers renewing with RSC subscription offerings.
The following table sets forth our Cloud ARR as of the dates presented:

	July 31,
	2026	2025

	(in thousands, except percentages)
Cloud ARR	$1,482,674	$1,064,114
% growth	39%	57%
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

Rubrik, Inc.	Q2 2027 Form 10-Q	26

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
The following table sets forth our average subscription dollar-based net retention rate as of the dates presented:

	July 31,
	2026	2025
Average subscription dollar-based net retention rate	over 119%	over 120%
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
The following table sets forth the number of customers with $100,000 or more in Subscription ARR as of the dates presented:

	July 31,
	2026	2025
Customers with $100,000 or more in Subscription ARR	3,084	2,505
% growth	23%	27%
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
Free Cash Flow
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for purchases of property and equipment and capitalized internal-use software. We believe that free cash flow is a helpful indicator of liquidity that provides information to management and investors about the amount of cash generated or used by our operations that, after the investments in property and equipment and capitalized internal-use software, can be used for strategic initiatives, including investing in our business and strengthening our financial position. The limitation of free cash flow is that it does not reflect our future contractual commitments and may fluctuate due to the timing of cash payments received from our customers and payments relative to expenses, prepayments of other spend, including hosting prepayments, and charitable donations. Additionally, free cash flow is not a substitute for cash provided by operating activities, and the utility of free cash flow as a measure of our liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period.
In the longer term, we view continued Subscription ARR growth, operating leverage, and the mix of annual versus upfront payment terms on our multi-year contracts as primary drivers of free cash flow. See the risk factor titled “We expect fluctuations in our financial

Rubrik, Inc.	Q2 2027 Form 10-Q	27

results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline” in the section titled “Risk Factors.”
The following table presents a reconciliation of free cash flow to net cash provided by operating activities for the periods presented:

	Six Months Ended July 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$158,535	$104,379
Less: Purchases of property and equipment	(9,876)	(6,348)
Less: Capitalized internal-use software	(9,374)	(7,148)
Free cash flow	$139,285	$90,883
Net cash used in investing activities	$(83,755)	$(701,712)
Net cash (used in) provided by financing activities	$(35,197)	$727,098
Free cash flow was $139.3 million and $90.9 million for the six months ended July 31, 2026 and 2025, respectively. The improvement in free cash flow was primarily due to higher sales, including timing of renewals, improved operating leverage and optimizing our capital structure. This trend when combined with changes in new business growth, may result in free cash flow volatility across periods.
Subscription ARR Contribution Margin
We define Subscription ARR Contribution Margin as the Subscription ARR Contribution (as defined below) divided by Subscription ARR at the end of the period. We define Subscription ARR Contribution as Subscription ARR at the end of the period less: (i) our non-GAAP subscription cost of revenue and (ii) our non-GAAP operating expenses for the prior 12-month period ending on that date. In fiscal 2023, we began transitioning customers from our legacy CDM capabilities to our subscription-based RSC offerings. As a result of differing revenue recognition treatment between CDM and RSC, including the RCDM-T licenses offered to existing customers, and as qualified customers choose to exercise or forfeit their Subscription Credits (which are customer options that are accounted for as material rights), these business transitions cause fluctuations to our total revenue growth and limit the comparability of our revenue with past performance, although we expect these benefits to continue to significantly decline sequentially. As a result, we measure the performance of our business on the basis of Subscription ARR. We believe that Subscription ARR Contribution Margin is a helpful indicator of operating leverage during this business transition. One limitation of Subscription ARR Contribution Margin is that the factors that impact Subscription ARR will vary from those that impact subscription revenue and, as such, may not provide an accurate indication of our actual or future GAAP results. Additionally, the historical expenses in this calculation may not accurately reflect the costs associated with future commitments.

Rubrik, Inc.	Q2 2027 Form 10-Q	28

The following table presents the calculation of Subscription ARR Contribution Margin for the periods presented as well as a reconciliation of (i) non-GAAP subscription cost of revenue to subscription cost of revenue and (ii) non-GAAP operating expenses to operating expenses:

	Twelve Months Ended July 31,
	2026	2025

	(in thousands, except percentages)
Subscription cost of revenue	$262,667	$203,452
Stock-based compensation expense	(18,470)	(16,951)
Stock-based compensation included in amortization of capitalized internal-use software	(3,668)	(1,001)
Amortization of acquired intangibles	(11,300)	(4,030)
Non-GAAP subscription cost of revenue	$229,229	$181,470

Operating expenses	$1,519,319	$1,272,432
Stock-based compensation expense	(320,747)	(319,790)
Non-GAAP operating expenses	$1,198,572	$952,642

Subscription ARR	$1,660,903	$1,252,423
Non-GAAP subscription cost of revenue	(229,229)	(181,470)
Non-GAAP operating expenses	(1,198,572)	(952,642)
Subscription ARR Contribution	$233,102	$118,311
Subscription ARR Contribution Margin	14.0%	9.4%
Subscription ARR Contribution Margin was 14% and 9% for the 12 months ended July 31, 2026 and 2025, respectively. The increase in Subscription ARR Contribution Margin was primarily driven by the strong year-over-year Subscription ARR growth outpacing the year-over-year growth in non-GAAP subscription costs of sales and non-GAAP operating expenses. We believe that this increase in Subscription ARR Contribution Margin reflects increased operating leverage in our business.
Components of Results of Operations
Revenue
We generate revenue primarily from sales of subscriptions and typically invoice our customers at the inception of the contract.
While we have largely completed both the sales of Rubrik-branded Appliances transitioning from us to our contract manufacturers in fiscal 2025 and the transition for new and existing customers to sales of RSC in fiscal 2026, we expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits (which are customer options that are accounted for as material rights), although we expect the benefits to continue to decline. These business transitions cause fluctuations to our total revenue growth and limit the comparability of our revenue with past performance. We primarily measure our business on the basis of Subscription ARR, as we believe it best reflects our actual growth and our growth prospects.
Certain prior period amounts reported in the unaudited condensed consolidated financial statements and notes have been reclassified to conform to the current year presentation. For the three and six months ended July 31, 2026 and 2025, the Company combined maintenance revenue and other revenue into “Other” on the unaudited condensed consolidated statements of operations. The presentation of cost of revenue has been conformed to reflect the changes related to the presentation of revenues. Such reclassifications related to the presentation of revenue and cost of revenue did not impact total revenue, loss from operations or net loss.
Subscription Revenue
Our subscription revenue consists of SaaS subscriptions, subscription support service offerings, and subscription term-based licenses with related support services.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	29

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
Subscription term-based licenses provide our customer with a right to use the software for a fixed term commencing upon delivery of the license to our customer. Support services are bundled with each subscription term-based license for the term of the subscription. Subscription revenue related to subscription term-based licenses includes upfront revenue recognized at the later of the start date of the subscription term-based license and the date when the subscription term-based license is delivered. The remainder of the revenue is recognized ratably over the subscription period for support services, commencing with the date the service is made available to customers. Support services revenue are recognized ratably over the subscription period.
Our subscription revenue will fluctuate when qualified customers choose to exercise or forfeit their customer options that are accounted for as material rights. We have experienced revenue growth benefits from the non-recurring revenue associated with material rights; however, we expect these benefits to continue to significantly decline over the course of fiscal 2027. The combination of both of these factors may continue to limit and cause fluctuations in our subscription revenue growth during fiscal 2027, depending in part on the timing of our existing customers’ transition to RSC and exercises or forfeitures of Subscription Credits (which are customer options that are accounted for as material rights).
Other Revenue
Other revenue includes fees earned from sales of professional and other services, software updates on a when-and-if-available basis, telephone and integrated web-based support, Rubrik-branded Appliance maintenance relating to our perpetual licenses, and Rubrik-branded Appliances. Revenue for Rubrik-branded Appliances is recognized when shipped to the customer. When we sell our software license with our Rubrik-branded Appliances, revenue for both the Rubrik-branded Appliances and software licenses are recognized at the same time. Revenue related to professional services is typically recognized as the services are performed. Although we have largely completed the transition of sales of Rubrik-branded Appliances from us to our contract manufacturers in fiscal 2025, other revenue may fluctuate due to supply chain conditions, resulting from global chip shortages and increases in server prices.
Cost of Revenue
Cost of revenue primarily includes employee compensation and related expenses associated with customer support, certain hosting costs, amortization of capitalized internal-use software, amortization of finite-lived intangible assets and cost of Rubrik-branded Appliances.
Cost of Subscription Revenue
Cost of subscription revenue primarily includes employee compensation and related expenses associated with customer support for our subscription offerings and support services, certain hosting costs, amortization of capitalized internal-use software, and amortization of finite-lived intangible assets. We expect our cost of subscription revenue to increase as our subscription revenue increases.
Cost of Other Revenue
Cost of other revenue includes the cost of professional services, employee compensation and related expenses associated with customer support from our perpetual licenses, and the cost of Rubrik-branded Appliances. Although the transition of sales of Rubrik-branded Appliances from us to our contract manufacturers was largely completed in fiscal 2025, a small portion of the sales remains with us, primarily in the APAC region. Cost of other revenue may fluctuate in the near term from the remaining portion of sales of Rubrik-branded Appliances that remains with us as well as from supply chain conditions, resulting from global chip shortages and increases in server prices. We expect the cost of other revenue as a percentage of total cost of revenue to decrease over the long term.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	30

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
Other Gross Margin
We expect other gross margin to fluctuate as a percentage of total other revenue over the near term due to the factors set forth under “Cost of Other Revenue”. We expect other gross margin to generally decrease as a percentage of total other revenue over the long term.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses. We also incur other non-personnel costs such as colocation and certain AI and hosting costs, office space costs, fees for third-party professional services, and costs associated with software and subscription services. We expect our operating expenses will continue to increase as our business grows. We also expect our operating expenses, exclusive of stock-based compensation, as a percentage of revenue to generally decrease over the long term.
Research and Development
Research and development expenses consist primarily of employee compensation and related expenses, net of capitalized amounts, and colocation and certain AI and hosting costs. To capture share in the ever-growing data security market, we expect to continuously innovate our platform and product functionality and will continue to invest in research and development. We expect our research and development expenses will continue to increase as our business grows. We also expect our research and development expenses, exclusive of stock-based compensation, as a percentage of revenue to generally decrease over the long term.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	31

Results of Operations
The following tables summarize our unaudited condensed consolidated statements of operations data for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(in thousands)
Revenue
Subscription	$407,156	$296,957	$781,309	$562,618
Other	20,104	12,903	33,019	25,723
Total revenue	427,260	309,860	814,328	588,341
Cost of revenue
Subscription(1)	74,139	56,024	140,862	107,936
Other(1)	17,998	7,535	26,560	16,106
Total cost of revenue	92,137	63,559	167,422	124,042
Gross profit	335,123	246,301	646,906	464,299
Operating expenses
Research and development(1)	126,863	92,107	241,204	173,922
Sales and marketing(1)	224,453	181,985	417,551	351,978
General and administrative(1)	55,709	66,672	112,687	125,953
Total operating expenses	407,025	340,764	771,442	651,853
Loss from operations	(71,902)	(94,463)	(124,536)	(187,554)
Interest income	16,431	12,193	32,329	19,889
Interest expense	(1,104)	(5,241)	(2,174)	(15,054)
Loss on debt extinguishment	—	(6,653)	—	(6,653)
Other income (expense), net	280	72	870	(5,550)
Loss before income taxes	(56,295)	(94,092)	(93,511)	(194,922)
Income tax expense	5,482	1,837	10,119	3,111
Net loss	$(61,777)	$(95,929)	$(103,630)	$(198,033)
Net loss per share, basic and diluted	$(0.30)	$(0.49)	$(0.51)	$(1.02)
Weighted-average shares used in computing net loss per share, basic and diluted	206,097	194,890	204,903	193,284
(1) Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue
Subscription	$5,576	$4,143	$10,207	$8,111
Other	921	708	1,555	1,565
Research and development	36,578	24,734	69,604	44,546
Sales and marketing	36,857	29,638	53,188	53,782
General and administrative	21,086	29,234	39,832	53,993
Total stock-based compensation expense	$101,018	$88,457	$174,386	$161,997

Rubrik, Inc.	Q2 2027 Form 10-Q	32

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue
Subscription	95%	96%	96%	96%
Other	5	4	4	4
Total revenue	100	100	100	100
Cost of revenue
Subscription	18	18	17	18
Other	4	3	4	3
Total cost of revenue	22	21	21	21
Gross profit	78	79	79	79
Operating expenses
Research and development	30	30	30	30
Sales and marketing	53	58	51	60
General and administrative	12	21	13	21
Total operating expenses	95	109	94	111
Loss from operations	(17)	(30)	(15)	(32)
Interest income	4	4	3	3
Interest expense	—	(2)	—	(2)
Loss on debt extinguishment	—	(2)	—	(1)
Other income (expense), net	—	—	—	(1)
Loss before income taxes	(13)	(30)	(12)	(33)
Income tax expense	1	1	1	1
Net loss	(14)%	(31)%	(13)%	(34)%
Comparison of the Three and Six Months Ended July 31, 2026 and 2025
Revenue

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Subscription	$407,156	$296,957	$110,199	37%
Other	20,104	12,903	7,201	56%
Total revenue	$427,260	$309,860	$117,400	38%

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Subscription	$781,309	$562,618	$218,691	39%
Other	33,019	25,723	7,296	28%
Total revenue	$814,328	$588,341	$225,987	38%
Growth in subscription revenue for the three and six months ended July 31, 2026 was driven by growth in Subscription ARR and higher upfront revenue from the term-based licenses for our RSC-Private suite. We expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits (which are customer options that are accounted for as material rights), although we expect the benefits to continue to decline.
Our Subscription ARR grew from $1.25 billion as of July 31, 2025 to $1.66 billion as of July 31, 2026, representing a 33% increase. A further indication of our ability to expand revenue from existing customers is through our average subscription dollar-based net retention

Rubrik, Inc.	Q2 2027 Form 10-Q	33

rate which was over 119% as of July 31, 2026. We had 3,084 customers with $100,000 or more in Subscription ARR as of July 31, 2026, increasing from 2,505 as of July 31, 2025.
Other revenue consists primarily of sales of Rubrik-branded Appliances and professional services. Growth in other revenue for the three and six months ended July 31, 2026 was primarily driven by higher hardware sales in international regions such as APAC, that have not fully been transitioned to our contract manufacturers.
Cost of Revenue

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscription	$74,139	$56,024	$18,115	32%
Other	17,998	7,535	10,463	139%
Total cost of revenue	$92,137	$63,559	$28,578	45%

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Subscription	$140,862	$107,936	$32,926	31%
Other	26,560	16,106	10,454	65%
Total cost of revenue	$167,422	$124,042	$43,380	35%
Cost of subscription revenue increased for the three months ended July 31, 2026 primarily due to a $7.9 million increase in hosting costs driven by the launch and adoption of additional SaaS offerings by our customers, a $5.1 million increase from growth in our customer support organization, a $2.0 million increase in amortization of acquired technology and a $1.4 million increase in amortization of capitalized internal-use software.
Cost of subscription revenue increased for the six months ended July 31, 2026 primarily due to a $16.5 million increase in hosting costs, driven by the launch and adoption of more SaaS offerings by our customers, a $7.8 million increase from growth in our customer support organization, a $3.8 million increase in amortization of acquired technology and a $2.9 million increase in amortization of capitalized internal-use software.
Cost of other revenue increased for the three months ended July 31, 2026 primarily due to a $9.2 million increase in hardware sales in some regions such as APAC. Cost of other revenue increased for the six months ended July 31, 2026 primarily due to a $9.7 million increase in hardware costs and more hardware sales.

Rubrik, Inc.	Q2 2027 Form 10-Q	34

Gross Profit and Gross Margin

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Gross profit
Subscription	$333,017	$240,933	$92,084	38%
Other	2,106	5,368	(3,262)	(61)%
Total gross profit	$335,123	$246,301	$88,822	36%

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Gross profit
Subscription	$640,447	$454,682	$185,765	41%
Other	6,459	9,617	(3,158)	(33)%
Total gross profit	$646,906	$464,299	$182,607	39%

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Gross margin
Subscription	82%	81%	82%	81%
Other	10%	42%	20%	37%
Total gross margin	78%	79%	79%	79%
Subscription gross margin increased for the three and six months ended July 31, 2026, primarily driven by economies of scale as our subscription revenue base expanded faster than our associated cost of revenue.
Other gross margin decreased for the three and six months ended July 31, 2026, due to increases in hardware costs.
Operating Expenses
Research and Development

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Research and development	$126,863	$92,107	$34,756	38%

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Research and development	$241,204	$173,922	$67,282	39%
Research and development expenses increased for the three months ended July 31, 2026 primarily due to a $19.8 million increase in employee related costs driven by an increase in headcount, which included a $11.8 million increase in stock-based compensation expense. In addition, expenses related to AI, hosting, and software subscription services increased by $13.7 million.
Research and development expenses increased for the six months ended July 31, 2026 which was primarily attributable to a $39.7 million increase in employee related costs driven by an increase in headcount, which included a $25.1 million increase in stock-based compensation expense. In addition, expenses related to AI, hosting, and software subscription services increased by $23.5 million.

Rubrik, Inc.	Q2 2027 Form 10-Q	35

Sales and Marketing

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$224,453	$181,985	$42,468	23%

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$417,551	$351,978	$65,573	19%
Sales and marketing expenses increased for the three months ended July 31, 2026 primarily due to a $21.6 million increase in employee related costs driven by headcount growth, along with a $15.3 million increase reflecting higher advertising spend and event costs to support brand awareness and market expansion.
Sales and marketing expenses increased for the six months ended July 31, 2026 primarily due to a $28.6 million increase in employee related costs driven by headcount growth, as well as a $26.8 million increase in marketing expense associated with advertising campaigns, events, and related initiatives to drive market penetration.
General and Administrative

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
General and administrative	$55,709	$66,672	$(10,963)	(16)%

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
General and administrative	$112,687	$125,953	$(13,266)	(11)%
General and administrative expenses decreased by $11.0 million for the three months ended July 31, 2026, primarily due to a decrease in employee-related costs associated with stock-based compensation expense, mainly related to performance-based equity awards, as well as a release related to a previously disclosed legal matter.
General and administrative expenses decreased by $13.3 million for the six months ended July 31, 2026, primarily due to a decrease in employee-related costs associated with stock-based compensation expense, mainly related to performance-based equity awards, as well as a release related to a previously disclosed legal matter.

Rubrik, Inc.	Q2 2027 Form 10-Q	36

Other Non-Operating Income (Expense)

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income	$16,431	$12,193	$4,238	35%
Interest expense	(1,104)	(5,241)	4,137	(79)%
Loss on debt extinguishment	—	(6,653)	6,653	(100)%
Other income, net	280	72	208	289%

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income	$32,329	$19,889	$12,440	63%
Interest expense	(2,174)	(15,054)	12,880	(86)%
Loss on debt extinguishment	—	(6,653)	6,653	(100)%
Other income (expense), net	870	(5,550)	6,420	(116)%
Interest income increased for the three and six months ended July 31, 2026 due to higher cash, cash equivalents, and investment balances.
Interest expense decreased for the three and six months ended July 31, 2026 as our 2023 Amended Credit Facility with Goldman Sachs BDC, Inc. and the other lenders party thereto was fully repaid in June 2025.
Other income (expense), net includes foreign exchange gains and losses and fluctuations are driven by the strengthening or weakening of the US dollar against foreign currencies on our foreign-denominated intercompany payables.
Income Tax Expense

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Income tax expense	$5,482	$1,837	$3,645	198%

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Income tax expense	$10,119	$3,111	$7,008	225%
Our income tax expense increased for the three and six months ended July 31, 2026 due to increased profits in our foreign subsidiaries.
Our effective tax rate may fluctuate significantly and could be adversely affected to the extent that earnings are lower than anticipated in countries that have lower statutory tax rates and higher than anticipated in countries that have higher statutory tax rates. In addition, tax authorities may challenge our transfer pricing policies, resulting in a higher effective tax rate.
Liquidity and Capital Resources
As of July 31, 2026, we had cash, cash equivalents, and short-term investments of $1.75 billion. Our cash equivalents and investments primarily consist of money market funds, certificate of deposit, U.S. treasuries, commercial paper, corporate bonds, and U.S. government agencies securities. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $3.29 billion as of July 31, 2026. We expect to continue to incur operating losses, and our operating cash flows may fluctuate between positive and negative amounts for the foreseeable future. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
Our primary sources of cash are payments received from our customers as well as net proceeds from the issuance of our Convertible Notes. Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses, sales and marketing expenses, overhead costs, and strategic acquisitions we may make from time to time.

Rubrik, Inc.	Q2 2027 Form 10-Q	37

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
Convertible Senior Notes
In June 2025, we completed a private offering to qualified institutional buyers of $1.15 billion aggregate principal amount of 0.00% convertible senior notes due 2030. The Convertible Notes are general unsecured obligations of the Company and will mature on June 15, 2030, unless earlier converted, redeemed or repurchased. Net proceeds from the issuance of the Convertible Notes were approximately $1.13 billion. The outstanding principal of the Convertible Notes was $1.15 billion as of July 31, 2026.
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
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$158,535	$104,379
Net cash used in investing activities	$(83,755)	$(701,712)
Net cash (used in) provided by financing activities	$(35,197)	$727,098
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

Rubrik, Inc.	Q2 2027 Form 10-Q	38

For the six months ended July 31, 2026, net cash provided by operating activities of $158.5 million resulted primarily from a net loss of $103.6 million, partially offset by $174.4 million of stock-based compensation, $59.5 million of amortization of deferred commissions, $24.6 million for depreciation and amortization, and $0.8 million of net cash inflow from changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $84.5 million increase in deferred revenue from increased billings, and a $34.3 million decrease in prepaid expenses and other assets. The cash inflow was partially offset by a $12.4 million increase in accounts receivable, a $69.1 million increase in deferred commissions, and a $43.2 million decrease in accrued expenses and other liabilities.
For the six months ended July 31, 2025, net cash provided by operating activities of $104.4 million resulted primarily from a net loss of $198.0 million, partially offset by $162.0 million of stock-based compensation, $50.9 million of amortization of deferred commissions, $16.5 million for depreciation and amortization, $6.7 million of loss on debt extinguishment, and $66.9 million of net cash inflow from changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $165.9 million increase in deferred revenue from increased billings. The cash inflow was partially offset by a $49.2 million increase in deferred commissions, a $40.1 million increase in accounts receivable, a $8.0 million decrease in accrued expenses and other current liabilities, and a $4.7 million increase in prepaid expenses and other assets.
Investing Activities
For the six months ended July 31, 2026, net cash used in investing activities of $83.8 million resulted from $492.9 million in purchases of investments, $24.2 million paid for acquisitions, $9.4 million in capitalized internal-use software, and $9.9 million in purchases of property and equipment, partially offset by $452.6 million in proceeds from maturities of investments.
For the six months ended July 31, 2025, net cash used in investing activities of $701.7 million resulted from $998.0 million in purchases of investments, $10.2 million paid for acquisitions, $7.1 million in capitalized internal-use software, and $6.3 million in purchases of property and equipment, partially offset by $319.9 million in proceeds from maturities of investments.
Financing Activities
For the six months ended July 31, 2026, net cash used in financing activities of $35.2 million resulted primarily from $53.3 million in tax paid related to net share settlement of equity awards, offset by $16.6 million in proceeds from issuance of common stock under employee stock purchase plan and $1.5 million from the exercise of stock options.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	39

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of July 31, 2026, we had cash, cash equivalents, and short-term investments of $1.75 billion and restricted cash of $6.0 million. Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. A hypothetical 1% increase or decrease in interest rates would not have a material effect on the fair market value of our portfolio.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	40

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

Rubrik, Inc.	Q2 2027 Form 10-Q	41

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
Our revenue was $814.3 million and $588.3 million for the six months ended July 31, 2026 and 2025, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will fluctuate in the future as a result of a variety of factors. While we have largely completed both the sales of Rubrik-branded Appliances transitioning from us to our contract manufacturers in fiscal 2025 and the transition for new and existing customers to sales of RSC in fiscal 2026, we expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits (which are customer options that are accounted for as material rights), although we expect the benefits to continue to decline. These business transitions cause fluctuations to our total revenue growth and limit the comparability of our revenue with past performance.
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
•protect against security incidents;
•successfully protect our intellectual property in the United States and other jurisdictions; and
•expand to new international markets and grow within existing markets.

Rubrik, Inc.	Q2 2027 Form 10-Q	42

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
We believe our future success will depend in large part on the growth, if any, in the market for data security and AI solutions. Traditionally, the cybersecurity industry has been focused on securing information technology infrastructure to prevent, detect, and investigate cyberattacks. Our platform brings a new approach to cybersecurity, which involves protecting our customers’ data across enterprise, cloud, SaaS, unstructured data, and identity providers, observing the data itself to proactively identify emergent threats, remediating data security threats, and recovering protected data following a cybersecurity event, as well as helping customers manage risks associated with AI agents. The market for data security and AI solutions, such as our platform and data security products, is at an early stage and rapidly evolving. As such, it is difficult to predict this market’s potential growth, if any, customer adoption and retention rates, customer demand for data security platforms, or the success of competitive products. In the past, customer adoption of our platform and data security products has been driven by the need for data resilience due to increasing ransomware activity. We do not know whether the trends of increasing ransomware activity, or of increasing adoption of our platform and data security products such as ours that we have experienced in the past, will continue in the future. Any expansion in this market depends on a number of factors, including the adoption of AI agents and demand for solutions to monitor and govern their activity, the cost, performance, and perceived value associated with our platform and data security products and similar solutions of our competitors, including preference to manage security with existing infrastructure security tools alone, rather than investing in a platform based solution. The markets for some of our solutions are new, unproven, and evolving, and our future success depends on growth and expansion of these markets. If our platform and data security products do not achieve widespread adoption or there is a reduction in demand for our platform and data security products due to a lack of customer acceptance, technological challenges, competing products or solutions, privacy concerns, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in early terminations, reduced customer retention rates, or decreased revenue, any of which would adversely affect our business, financial condition, and results of operations. You should consider our business and growth prospects in light of the risks and difficulties we encounter in this new and evolving market.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	43

of uncertainties, including our ability to plan for and forecast future growth. Our historical revenue growth should not be considered indicative of our future performance. In future periods, our revenue growth may fluctuate, slow or decline due to a number of factors, including changes in product mix. While we have largely completed both the transition of sales of Rubrik-branded Appliances from us to our contract manufacturers in fiscal 2025 and the transition for new and existing customers to sales of RSC in fiscal 2026, we expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits (which are customer options that are accounted for as material rights), although we expect the benefits to continue to decline. These business transitions cause fluctuations to our total revenue growth and limit the comparability of our revenue with past performance.
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
We have experienced net losses in each period since inception. We generated net losses of $(103.6) million and $(198.0) million for the six months ended July 31, 2026 and 2025, respectively. As of July 31, 2026 and January 31, 2026, we had an accumulated deficit of $(3.29) billion and $(3.19) billion, respectively. While we have experienced rapid revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. In particular, as we expand the availability of our platform, increase our ability to secure data across multiple different sources, and add more capabilities, our ability to achieve and maintain profitability will be highly dependent on our ability to successfully market our platform and data security products to new and existing customers. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our offerings, including by introducing new features and functionality and securing additional applications, and to expand our sales, marketing, and services teams to drive new customer adoption, expand the use of our data security products by existing customers, support international expansion, and implement additional systems and processes to effectively scale operations. We will also face increased compliance costs associated with growth, the planned expansion of our

Rubrik, Inc.	Q2 2027 Form 10-Q	44

customer base and pipeline, international expansion, and being a public company. In addition, our data security and AI solutions operate on a public cloud infrastructure provided by third-party vendors, including Google Cloud (“GCP”), Microsoft Azure (“Azure”), and Amazon Web Services (“AWS”), and our costs and gross margins are significantly influenced by the prices we are able to negotiate with these public cloud providers. To the extent we are able to drive adoption of our platform and data security products, we may incur increased costs related to our public cloud contracts, which would negatively impact our gross margins. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. In addition, our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be appropriately executed, or may be costlier than we expect. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, unforeseen expenses, difficulties, complications, or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
Furthermore, we have historically sold our products to customers as perpetual licenses with associated maintenance contracts or as subscription term-based licenses with associated support, and with respect to the latter, we recognized a portion of the revenue upfront at the time we transferred control of the subscription term-based license to the customer and deferred the remainder. We have substantially completed our transition to offering our platform primarily through SaaS subscriptions, and a significant majority of our new and existing customers have adopted RSC on a SaaS subscription basis. As of the end of fiscal 2026, SaaS subscriptions represented a majority of our total revenue. We have also largely completed the transition of sales of Rubrik-branded Appliances from us to our contract manufacturers in fiscal 2025. We expect our subscription revenue to continue to benefit from customers exercising or forfeiting their Subscription Credits (which are customer options that are accounted for as material rights), although we expect the benefits to continue to decline. These business transitions may continue to cause fluctuations to our total revenue growth and limit the comparability of our revenue with past performance. In addition, the stock-based compensation expense related to our RSUs has resulted in and will continue to result in significant increases in our expenses in future periods, which may negatively impact our ability to achieve profitability.
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
Our solutions are complex and, like all software, have in the past contained and may in the future contain undetected defects, errors, or vulnerabilities. From time to time, we identify certain vulnerabilities in our information systems. While we take steps designed to mitigate the risks associated with known vulnerabilities, there can be no assurance that any vulnerability mitigation measures will be effective. Moreover, we may also experience delays in developing and deploying remedial measures and patches designed to address any identified vulnerabilities. Real or perceived defects, errors, or vulnerabilities in our solutions, the failure of our solutions to secure, observe, and restore our customers’ data or to monitor, govern, or remediate AI agent activity, misconfiguration of our solutions, the exploitation of any known or unknown vulnerabilities, or the failure of customers to deploy our solutions in combination with industry

Rubrik, Inc.	Q2 2027 Form 10-Q	45

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

Rubrik, Inc.	Q2 2027 Form 10-Q	46

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
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent, continuing to rise, increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft, misuse, or accidental disclosure), sophisticated nation states, and nation-state-supported actors. Some actors now engage in and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our solutions. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), computer generated or altered fraudulent content (i.e., “deep fakes,” which may be increasingly difficult to identify), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, other inadvertent compromises of our systems and data (including those arising from process, coding, or human error), ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or commodity appliance failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, including autonomous AI agents, and other similar threats.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	47

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

Rubrik, Inc.	Q2 2027 Form 10-Q	48

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

Rubrik, Inc.	Q2 2027 Form 10-Q	49

Our use of generative, agentic and other AI tools may pose risks to business and operations, including our proprietary software and systems, and may subject us to legal liability.
We use and increasingly rely upon AI tools in our business, including generative AI and agentic AI, including to generate code and other materials incorporated into our products, proprietary software, and systems, and for other internal and external uses, and we are making investments to expand our generative and agentic AI capabilities, including recent and future product offerings such as Rubrik Agent Cloud, which is designed to accelerate enterprise AI agent deployments. Advanced generative AI tools, which may produce content indistinguishable from that generated by humans, are a relatively novel development, with benefits, risks, and liabilities still unknown. Recent decisions of governmental entities and courts (such as the U.S. Copyright Office, U.S. Patent and Trademark Office, and U.S. Court of Appeals for the Federal Circuit) interpret U.S. copyright and patent law as limited to protecting works and inventions created by human authors and inventors, respectively. We are therefore unlikely to be able to obtain U.S. copyright or patent protection for works or inventions wholly created by a generative AI tool. While our ability to obtain U.S. copyright and patent protection for source code, text, images, inventions, or other materials, which are developed with some use of generative AI tools, is not categorically barred, the scope of such protection may depend on the nature and extent of human contribution, and the law in this area continues to develop. Likewise, the availability of such IP protections in other countries is unclear. In addition, we may have little or no insight into and no control over the content and materials used by vendors and model providers to train these generative AI tools, or that otherwise use or incorporate these generative AI tools into their own offerings. There is ongoing litigation over whether the use of copyrighted materials to train the AI models used in these tools is lawful, and the impact of decisions in such litigation on our use of generative AI tools is unknown. Furthermore, our vendors who use generative and agentic AI tools in their own offerings may not meet existing or rapidly evolving regulatory or industry standards, including with respect to the rights of others, privacy and data security. Additionally, our use of open-source and other third-party generative and agentic AI tools, including to develop source code, text, images, inventions, or other materials, may expose us to greater risks than utilizing contracted human developers, as such AI tools typically do not come with warranties or indemnities with respect to the output generated by such AI tools, and generative and agentic AI tools may also hallucinate, providing erroneous output or making erroneous decisions. Furthermore, some AI tools may be offered under terms that do not protect the confidentiality of the prompts or inputs that users submit to such tools and may use prompts or inputs to train shared AI models, potentially resulting in third-party users receiving outputs containing information from prompts or inputs (including confidential, competitive, proprietary, or personal data) that we submitted to the tool. The disclosure and use of personal data in AI technologies is also subject to various privacy laws and other privacy obligations. Prior to implementing an AI tool (including generative AI tools), our AI governance committee (including leaders from our Engineering, Product, Legal, and Information Security teams) performs an analysis and review of each AI tool for which pre-approval is required according to our policies, including evaluation of potential legal, security, and business risks and steps that can be taken to mitigate any such risks. The selection criteria and analysis include consideration of how use of the AI tool could raise issues relating to confidential information, personal data and privacy, customer data and contractual obligations, open source software, copyright and other intellectual property rights, transparency, output accuracy and reliability, and security.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	50

information security practices, we may not be able to control the way third-party products or services are developed, trained or maintained. Due to the rapid evolution of AI tools (including generative AI and agentic AI), such tools may perform unexpectedly in our enterprise environment, and could result in downtime or otherwise introduce cybersecurity vulnerabilities. Additionally, vendors of AI tools may fail to comply with their contractual obligations to us regarding the confidentiality or security of any data or other inputs provided to such vendor or outputs generated by their AI tools. Our sensitive information or that of our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of third-party AI technologies.
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
Several jurisdictions around the globe, including in Europe, have proposed, enacted, or are considering laws governing AI tools, including the EU’s AI Act, which is now in force and being enforced on a phased basis. In the United States, where our operations are headquartered, there is no single comprehensive federal AI law, but several states are applying their data and consumer protection laws to AI, and/or have enacted, or are enacting AI-specific legal frameworks, such as laws in California, Utah, Colorado and New York addressing AI transparency, automated decision-making, and consumer protection. California has also finalized regulations under the CCPA governing automated decision-making technology. The volume of state AI legislation continues to increase, and we expect other jurisdictions will adopt similar laws. As a result of the rapidly evolving regulatory landscape, implementation standards, enforcement practices, and available scope of protection are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, or standards may have on our business (including our positioning with respect to our competition) and may not always be able to anticipate how to respond to these laws or regulations. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to disclose or provide greater transparency regarding the nature of our AI Products and the data we have employed to train them, require us to change our business practices, retrain our AI Products, or prevent or limit our use of AI. For example, the FTC has required other companies to delete (or “disgorge”) both the personal data that the FTC alleged were collected in violation of privacy laws as well as the algorithms and other insights that were developed or generated using such data. If we cannot use AI or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
Also, the rapid evolution of AI technologies may require the expenditure of significant resources to design, develop, test and maintain our products and services to help ensure that our AI features and tools are implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our increasing adoption and use of AI technologies across our business may also result in increased operating expenses, including costs associated with third-party AI tools and related computing resources. We also may need to expend further resources to adjust our business practices, as these laws and regulations evolve, especially where requirements across jurisdictions are inconsistent.

Rubrik, Inc.	Q2 2027 Form 10-Q	51

Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our business, financial condition, results of operations, and growth prospects.
Changes in our revenue mix may cause fluctuations in revenue recognized from period to period, which could make period-to-period revenue comparisons not meaningful and difficult to predict.
Our revenue mix may vary over time due to a number of factors, including the mix of our subscriptions for different data security products and the estimates and assumptions used to account for certain customer arrangements, including Subscription Credits. Our subscription revenue includes revenue from sales of subscription term-based licenses, a portion of which is recognized upfront when we transfer control of the subscription term-based license to the customer, and revenue from sales of SaaS subscriptions and support, which is recognized ratably over the contract period. As we have substantially completed our transition from subscription term-based licenses to SaaS subscriptions and migrated a significant majority of our existing customers to RSC, the proportion of revenue recognized upfront versus ratably over time has evolved. However, the estimates and assumptions used to account for certain customer arrangements, including Subscription Credits (which are customer options that are accounted for as material rights) related to Refresh Rights, may continue to affect the amount and timing of revenue recognized. In addition, future changes in our product offerings, pricing models, contract structures, customer purchasing patterns, or other business initiatives may further affect our revenue mix and the timing of revenue recognized. These factors make it challenging to forecast our revenue as the mix of solutions and services, the timing of our customers’ RSC transition, as well as the size of contracts, are difficult to predict.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	52

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
•Vendors that provide cyber/ransomware detection and investigation, data security posture management, identity security posture management, Active Directory and Entra ID security and protection, insider threat detection, data classification, and other data security or data governance technologies; and
•Vendors that provide agent security, including observability, governance, identity, and posture.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	53

result, the size and future growth of this market are difficult to accurately estimate and subject to change. In addition, third-party estimates of the addressable market for the markets in which we operate reflect the opportunity available from all participants and potential participants, and we cannot predict with precision our ability to address this demand or the extent of market adoption of our solutions. Moreover, the market segments we are targeting may grow at different rates. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable businesses covered by our market opportunity estimates will purchase our solutions or generate any particular level of revenue for us. Any expansion in our market opportunity depends on a number of factors, including the cost, performance, and perceived value associated with our solutions and the products of our competitors. Even if the areas in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	54

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
•margin impact due to increased cost of the Rubrik-branded Appliances that are not yet transitioned from us to our contract manufacturers;
•the number of qualified customers that elect to utilize their Subscription Credits (which are customer options that are accounted for as material rights) before they expire;
•our ability to control costs, including hosting costs and our operating expenses including investments in AI tools;
•the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;

Rubrik, Inc.	Q2 2027 Form 10-Q	55

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

Rubrik, Inc.	Q2 2027 Form 10-Q	56

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

Rubrik, Inc.	Q2 2027 Form 10-Q	57

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
Our revenue may fluctuate because of the length and unpredictability of the sales cycle for our solutions, particularly with respect to large organizations and government entities. For example, in light of current macroeconomic conditions, such as higher cost-consciousness around information technology budgets, as well as constraints affecting the availability or pricing of compatible commodity servers needed to deploy our solutions, including as a result of global chip shortages or allocation constraints, we have observed a lengthening of our sales cycles. Customers often view the subscription to our platform as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test, and qualify our platform, including from a security and privacy perspective, prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens our sales cycle. Additionally, our hosted SaaS and AI solutions may elongate our sales cycles as a result of additional customer security and privacy evaluations.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	58

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

Rubrik, Inc.	Q2 2027 Form 10-Q	59

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

Rubrik, Inc.	Q2 2027 Form 10-Q	60

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

Rubrik, Inc.	Q2 2027 Form 10-Q	61

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

Rubrik, Inc.	Q2 2027 Form 10-Q	62

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
In January 2025, the current administration began issuing executive orders identifying new government policy and directing U.S. federal agencies to evaluate their current actions, including certain spending, to ensure that such actions are consistent with the new administration’s priorities. Some of those executive orders as well as other agency designations, such as supply-chain risk designations, have been challenged in litigation and may be subject to injunctions or other judicial review, and there remains significant uncertainty about their implementation and ultimate effect. Such implementation could negatively affect our current and future business with U.S. government agencies.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	63

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

Rubrik, Inc.	Q2 2027 Form 10-Q	64

survive termination or expiration of the applicable agreement. We have not received any material indemnification claims from third parties. However, as we continue to grow, the possibility of these claims against us will increase.
If customers or other third parties with whom we do business make intellectual property infringement or other indemnification claims against us, we will incur significant legal expenses and may have to pay damages or license fees, or stop using technology found to be in violation of a third party’s rights. We may also have to seek a license for the technology. Such licenses may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain solutions or features. We may also be required to develop alternative non-infringing technology, which could either require significant effort and expense or cause us to alter our solutions, or both, which could harm our business. Large indemnity obligations, whether for intellectual property or in certain limited circumstances, other claims, would harm our business, financial condition, and results of operations.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	65

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
We have limited experience with respect to determining the optimal prices for our offerings across an expanding portfolio of solutions and capabilities, including new offerings and subscriptions to and renewals of our solutions and new subscription editions. As the markets in which we operate evolve, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers. In the past, we have been able to increase our prices for our solutions, but we may choose not to introduce or be unsuccessful in implementing future price increases. Furthermore, since we have limited experience pricing our product suites, RSC and RAC, as well as new products we may introduce from time to time, we may be unsuccessful in implementing future price increases and our future pricing power may erode due to changing market dynamics, increased competition, ability to sell to information security teams, or other factors. As a result of these and other factors, in the future we may be required to reduce our prices or be unable to increase our prices, or it may be necessary for us to increase our services or solutions without additional revenue to remain competitive, all of which could harm our financial condition and results of operations.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	66

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
Our agreements with our customers typically provide for service-level commitments relating to service availability. If we fail to meet these commitments, we could be required to extend affected services at no charge and could face customer terminations, or a reduction in renewals, which could significantly affect both our current and future revenue. Any service-level commitment failures could also damage our reputation. The complexity and quality of our customers’ implementation and the performance and availability of cloud services and cloud infrastructure are outside our control, and therefore, we are not in full control of whether we can meet these service-

Rubrik, Inc.	Q2 2027 Form 10-Q	67

level commitments. Our business, financial condition, and results of operations could be adversely affected if we fail to meet our service-level commitments for any reason. Any extended service outages could adversely affect our business, reputation, and brand.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	68

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

Rubrik, Inc.	Q2 2027 Form 10-Q	69

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

Rubrik, Inc.	Q2 2027 Form 10-Q	70

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

Rubrik, Inc.	Q2 2027 Form 10-Q	71

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

Rubrik, Inc.	Q2 2027 Form 10-Q	72

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
•inflationary pressures, such as those the global market is currently experiencing, which may increase costs for certain services;
•health epidemics or pandemics;

Rubrik, Inc.	Q2 2027 Form 10-Q	73

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
The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled in certain respects and may be subject to significant change. Changes in tax laws or regulations, or changes in interpretations of existing laws and regulations, could materially affect our financial condition and results of operations. Legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), as well as the Tax Cuts and Jobs Act (the “Tax Act”), the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act made many significant changes to the U.S. tax laws. For example, for tax years beginning after December 31, 2024, the OBBBA restores the deductibility of domestic research and development expenses in the year incurred, which expenses had been required under the Tax Act to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. The Tax Act also includes certain U.S. tax base anti-erosion provisions, the global intangible low-taxed income (“GILTI”) provisions, and the base erosion anti-abuse tax (“BEAT”) provisions. The GILTI provisions require us to include in our U.S. taxable income foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The OBBBA modified the GILTI provisions to refer to net CFC tested income (“NCTI”), eliminate the allowable return on the foreign subsidiary’s tangible assets for taxable years beginning after December 31, 2025, and increase but make permanent the effective tax rate on NCTI. We currently have no foreign subsidiaries with material earnings. Therefore, this provision currently has no material impact on us. The BEAT provisions apply to companies with average annual gross receipts of $500 million or more for the prior three-year period, eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. We do not currently expect the BEAT rules to have a material impact on U.S. tax expense in the near term; however, the potential impact of the BEAT rules on us in the future is not certain.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	74

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

Rubrik, Inc.	Q2 2027 Form 10-Q	75

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

Rubrik, Inc.	Q2 2027 Form 10-Q	76

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
Our Class B common stock has 20 votes per share, whereas our Class A common stock has one vote per share. As a result, as of July 31, 2026, holders of our Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 83% of the voting power of our outstanding capital stock, and our directors, executive officers, and affiliated stockholders beneficially own approximately 19% of our outstanding classes of common stock as a whole, but control approximately 78% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future.
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
•the trading volume of our Class A common stock;
•changes in the anticipated future size and growth rate of our market;
•changes in demand for cybersecurity offerings;

Rubrik, Inc.	Q2 2027 Form 10-Q	77

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
In addition, as of July 31, 2026, there were 8,657,126 shares of Class B common stock issuable upon the exercise of options and 5,094,302 restricted stock units (“RSUs”), to be settled in shares of our Class B common stock. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options, the vesting and settlement of outstanding RSUs, and other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised or RSUs are vested and settled, subject to compliance with applicable securities laws.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	78

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
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;

Rubrik, Inc.	Q2 2027 Form 10-Q	79

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

Rubrik, Inc.	Q2 2027 Form 10-Q	80

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
None.
Item 3. Defaults Upon Senior Securities
None.

Rubrik, Inc.	Q2 2027 Form 10-Q	81

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
None.

Rubrik, Inc.	Q2 2027 Form 10-Q	82

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Rubrik, Inc.	8-K	001-42028	3.1	4/29/2024
3.2	Amended and Restated Bylaws of Rubrik, Inc.	8-K	001-42028	3.2	4/29/2024
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Rubrik, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
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

Rubrik, Inc.	Q2 2027 Form 10-Q	83

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 31, 2026

Rubrik, Inc.
By:	/s/ Bipul Sinha
Name:	Bipul Sinha
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kiran Choudary
Name:	Kiran Choudary
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Rubrik, Inc.	Q2 2027 Form 10-Q	84